Form 10-Q
period 2025-03-31
Helmerich & Payne, Inc.
filed 2025-05-09
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT APRIL 30, 2025
Common Stock, $0.10 par value	99,416,614

Q2 FY25 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
(in thousands except share data)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$174,763	$217,341
Restricted cash	68,672	68,902
Short-term investments	20,819	292,919
Accounts receivable, net of allowance of $16,860 and $2,977, respectively	786,343	418,604
Inventories of materials and supplies, net	321,620	117,884
Prepaid expenses and other, net	120,971	76,419
Total current assets	1,493,188	1,192,069

Investments, net	132,048	100,567
Property, plant and equipment, net	4,485,344	3,016,277
Other Noncurrent Assets:
Goodwill	343,817	45,653
Intangible assets, net	511,295	54,147
Operating lease right-of-use assets	113,667	67,076
Restricted cash	1,619	1,242,417
Other assets, net	161,285	63,692
Total other noncurrent assets	1,131,683	1,472,985

Total assets	$7,242,263	$5,781,898

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$272,802	$135,084
Dividends payable	25,210	25,024
Accrued liabilities	582,798	286,841
Current portion of long-term debt, net	6,755	—
Total current liabilities	887,565	446,949

Noncurrent Liabilities:
Long-term debt, net	2,233,619	1,782,182
Deferred income taxes	646,213	495,481
Retirement benefit obligations	108,117	6,524
Other	314,486	133,610
Total noncurrent liabilities	3,302,435	2,417,797
Commitments and Contingencies (Note 13)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of March 31, 2025 and September 30, 2024, and 99,415,281 and 98,755,412 shares outstanding as of March 31, 2025 and September 30, 2024, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	497,981	518,083
Retained earnings	2,889,608	2,883,590
Accumulated other comprehensive income (loss)	1,064	(6,350)
Treasury stock, at cost,12,807,584 shares and 13,467,453 shares as of March 31, 2025 and September 30, 2024, respectively	(464,901)	(489,393)
Non-controlling interest	117,289	—
Total shareholders’ equity	3,052,263	2,917,152

Total liabilities and shareholders' equity	$7,242,263	$5,781,898
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY25 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
OPERATING REVENUES
Drilling services	$1,012,394	$685,131	$1,687,007	$1,359,696
Other	3,645	2,812	6,334	5,394
	1,016,039	687,943	1,693,341	1,365,090
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	701,657	401,300	1,112,573	802,784
Other operating expenses	3,485	1,026	4,641	2,163
Depreciation and amortization	157,657	104,545	256,737	198,536
Research and development	9,421	12,908	18,781	21,550
Selling, general and administrative	80,802	61,177	143,901	117,769
Acquisition transaction costs	29,867	850	40,402	850
Asset impairment charges	1,844	—	1,844	—
Gain on reimbursement of drilling equipment	(9,973)	(7,461)	(19,376)	(14,955)
Other (gain) loss on sale of assets	(884)	2,431	789	(12)
	973,876	576,776	1,560,292	1,128,685
OPERATING INCOME	42,163	111,167	133,049	236,405
Other income (expense)
Interest and dividend income	7,257	6,567	28,998	17,301
Interest expense	(28,338)	(4,261)	(50,636)	(8,633)
Gain (loss) on investment securities	27,788	3,747	14,421	(287)
Foreign currency exchange loss	(6,018)	(595)	(6,921)	(2,365)
Other	1,596	400	1,956	(143)
	2,285	5,858	(12,182)	5,873
Income before income taxes	44,448	117,025	120,867	242,278
Income tax expense	41,462	32,194	63,109	62,274
NET INCOME	2,986	84,831	57,758	180,004
Net income attributable to non-controlling interest	1,332	—	1,332	—
NET INCOME ATTRIBUTABLE TO HELMERICH & PAYNE, INC.	$1,654	$84,831	$56,426	$180,004

Earnings per share attributable to Helmerich & Payne, Inc.:
Basic	$0.01	$0.85	$0.56	$1.79
Diluted	$0.01	$0.84	$0.56	$1.79

Weighted average shares outstanding:
Basic	99,360	98,774	99,111	98,960
Diluted	99,381	99,046	99,128	99,216
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY25 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Net income	$2,986	$84,831	$57,758	$180,004
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans	53	134	107	268
Unrealized gain on available-for-sale debt securities	591	—	900	—
Currency translation adjustment	6,407	—	6,407	—
Other comprehensive income	7,051	134	7,414	268
Comprehensive income	$10,037	$84,965	$65,172	$180,272
Comprehensive income attributable to non-controlling interest	1,332	—	1,332	—
Comprehensive income attributable to Helmerich & Payne, Inc.	$8,705	$84,965	$63,840	$180,272
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY25 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Six Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$—	$2,917,152
Comprehensive income:
Net income	—	—	—	54,772	—	—	—	—	54,772
Other comprehensive income	—	—	—	—	363	—	—	—	363
Dividends declared	—	—	—	(25,151)	—	—	—	—	(25,151)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(23,125)	—	—	(431)	16,212	—	(6,913)
Stock-based compensation	—	—	6,851	—	—	—	—	—	6,851
Other	—	—	(293)	—	—	—	—	—	(293)
Balance at December 31, 2024	112,222	$11,222	$501,516	$2,913,211	$(5,987)	13,036	$(473,181)	$—	$2,946,781
Comprehensive income:
Net income	—	$—	$—	$1,654	$—	—	$—	$1,332	$2,986
Other comprehensive income	—	—	—	—	7,051	—	—	—	7,051
Estimated preliminary fair value of non-controlling interests acquired	—	—	—	—	—	—	—	116,061	116,061
Dividends declared	—	—	—	(25,257)	—	—	—	(104)	(25,361)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(11,974)	—	—	(228)	8,280	—	(3,694)
Stock-based compensation	—	—	8,098	—	—	—	—	—	8,098
Other	—	—	341	—	—	—	—	—	341
Balance at March 31, 2025	112,222	$11,222	$497,981	$2,889,608	$1,064	12,808	$(464,901)	$117,289	$3,052,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY25 FORM 10-Q | 6

	Three and Six Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
Comprehensive income:
Net income	—	—	—	95,173	—	—	—	95,173
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.34 supplemental per share)	—	—	—	(59,094)	—	—	—	(59,094)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(26,661)	—	—	(495)	17,841	(8,820)
Stock-based compensation	—	—	7,672	—	—	—	—	7,672
Share repurchases	—	—	—	—	—	1,298	(47,654)	(47,654)
Other	—	—	292	—	—	—	—	292
Balance at December 31, 2023	112,222	$11,222	$506,672	$2,743,794	$(7,847)	13,599	$(494,195)	$2,759,646
Comprehensive income:
Net income	—	—	—	84,831	—	—	—	84,831
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.17 supplemental per share)	—	—	—	(42,130)	—	—	—	(42,130)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(12,012)	—	—	(230)	8,656	(3,356)
Stock-based compensation	—	—	8,429	—	—	—	—	8,429
Share repurchases	—	—	—	—	—	102	(3,977)	(3,977)
Other	—	—	(503)	—	—	—	—	(503)
Balance at March 31, 2024	112,222	$11,222	$502,586	$2,786,495	$(7,713)	13,471	$(489,516)	$2,803,074
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q2 FY25 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,758	$180,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,737	198,536
Asset impairment charges	1,844	—
Amortization of debt discount and debt issuance costs	3,462	297
Stock-based compensation	14,949	16,101
(Gain) loss on investment securities	(14,421)	287
Gain on reimbursement of drilling equipment	(19,376)	(14,955)
Other (gain) loss on sale of assets	789	(12)
Deferred income tax benefit	(34,313)	(15,933)
Other	1,951	1,423
Change in assets and liabilities
Accounts receivable	(1,330)	(23,060)
Inventories of materials and supplies	(11,103)	(13,796)
Prepaid expenses and other	(52,467)	2,862
Other noncurrent assets	(16,935)	(9,369)
Accounts payable	26,362	17,505
Accrued liabilities	(29,051)	(15,851)
Other noncurrent liabilities	29,548	(5,522)
Net cash provided by operating activities	214,404	318,517
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(265,234)	(254,711)
Purchase of short-term investments	(102,510)	(74,749)
Purchase of long-term investments	(1,461)	(8,013)
Payment for acquisition of business, net of cash acquired	(1,838,852)	—
Proceeds from sale of short-term investments	364,078	87,122
Insurance proceeds from involuntary conversion	2,366	4,980
Proceeds from asset sales	26,090	20,898
Net cash used in investing activities	(1,815,523)	(224,473)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(50,328)	(84,371)
Proceeds from debt issuance	400,000	—
Debt issuance costs	(2,629)	—
Payments for employee taxes on net settlement of equity awards	(10,607)	(12,176)
Payments on unsecured long-term debt	(25,000)	—
Share repurchases	—	(51,302)
Other	(329)	(250)
Net cash provided by (used in) financing activities	311,107	(148,099)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,406	—
Net decrease in cash, cash equivalents and restricted cash	(1,283,606)	(54,055)
Cash, cash equivalents and restricted cash, beginning of period	1,528,660	316,238
Cash, cash equivalents and restricted cash, end of period	$245,054	$262,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$14,388	$8,047
Income tax paid	100,802	81,294
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	11,408	6,714
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	7,296	(15,716)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY25 FORM 10-Q | 8

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
KCA Deutag Acquisition
On January 16, 2025 (the “Closing Date” or "Acquisition Date"), H&P completed its acquisition of the entire issued share capital (the "Acquisition") of KCA Deutag International Limited ("KCA Deutag") pursuant to the Sale and Purchase Agreement (the "Purchase Agreement"). H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag's existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. It is important to note that results presented for the three and six months ended March 31, 2025 reflect a full 90 and 182 days of H&P operations, respectively, and 75 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
KCA Deutag is a diverse global drilling company. The company derives a significant portion of its revenues and cash flow from its land operations and has a substantial land drilling presence in the Middle East with additional operations in South America, Europe, and Africa. In addition to its land operations, the company has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada. KCA Deutag’s Kenera business unit comprises manufacturing and engineering operations, including Bentec, with three facilities serving the energy industry.
For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Segments of the Business
During the second quarter of fiscal year 2025, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions. Beginning on the Closing Date, Offshore Solutions now includes the results from the acquired KCA Deutag offshore management contract operations. Similarly, our International Solutions segment now includes the results from the acquired KCA Deutag land operations. Operating results related to KCA Deutag's Kenera business unit are included in "Other" along with results from our real estate operations and our wholly-owned captive insurance companies. Our North America Solutions operating segment remains unchanged. Refer to Note 14—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Our International Solutions operations are conducted in major international oil and gas markets, primarily in the Middle East and Latin America. Our Offshore Solutions operations is comprised of asset-light offshore management contracts and contracted rig platforms located in U.S. federal waters, the North Sea, Norwegian Sea, Caspian Sea and other international waters.

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
Q2 FY25 FORM 10-Q | 9

Prior to the three months ended March 31, 2025, foreign currency exchange gain (loss) was presented in the operating costs and expense line items to which they relate to, namely within Drilling services operating expenses, on our Unaudited Condensed Consolidated Statements of Operations. To conform with the current fiscal quarter presentation, we reclassified amounts previously presented in separate line items within operating costs and expenses to the Foreign currency exchange gain (loss) line on our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2024.
Principles of Consolidation
The Unaudited Condensed Consolidated Financial Statements include the accounts of H&P and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income, expenses and other comprehensive income or loss of a subsidiary acquired or disposed of during the fiscal year are included in the Unaudited Condensed Consolidated Statements of Operations and Unaudited Condensed Consolidated Statements of Comprehensive Income from the date the Company gains control until the date when the Company ceases to control the subsidiary. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying Unaudited Condensed Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated upon consolidation.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
As of March 31, 2025 and 2024, restricted cash was $70.3 million and $68.5 million, respectively, and $1.3 billion and $59.1 million at September 30, 2024 and 2023, respectively. Of the total at March 31, 2025 and September 30, 2024, $68.7 million and $68.9 million, respectively, represents the amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Additionally, of the total at September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price of the Acquisition and to repay certain of KCA Deutag's outstanding indebtedness and was subsequently used during the three months ended March 31, 2025 to fund the Acquisition. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31,		September 30,
(in thousands)	2025	2024	2024	2023
Cash and cash equivalents	$174,763	$193,636	$217,341	$257,174
Restricted cash	68,672	68,547	68,902	59,064
Restricted cash - long-term:
Other assets, net	1,619	—	1,242,417	—
Total cash, cash equivalents, and restricted cash	$245,054	$262,183	$1,528,660	$316,238
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
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the New York Stock Exchange ("NYSE") or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares of Tamboran Corp. Additionally and separately, one of our executive officers serves as a director of Tamboran Corp. Refer to Note 11—Fair Value Measurement of Financial Instruments for additional information related to our investment.
Q2 FY25 FORM 10-Q | 10

Concurrent with the October 2022 investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of March 31, 2025, we recorded $2.6 million in receivables and $4.7 million in contract liabilities on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024, we recorded $5.0 million in receivables and $3.9 million in contract liabilities on our Consolidated Balance Sheets. We recognized $3.5 million and $8.3 million in revenue on our Unaudited Condensed Consolidated Statement of Operations during the three and six months ended March 31, 2025, respectively, related to the drilling services agreement with Tamboran Resources, compared to $2.7 million and $7.0 million for the three and six months ended March 31, 2024, respectively. We expect to earn $32.3 million in revenue over the remaining contract term, and, as such, this amount is included within our contract backlog as of March 31, 2025.
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
Standards that are not yet adopted as of March 31, 2025
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

Q2 FY25 FORM 10-Q | 11

Self-Insurance
We continue to use our captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs primarily consisted of adjustments of $10.3 million and $1.6 million to accruals for estimated losses for the three months ended March 31, 2025 and 2024, respectively, and $14.2 million and $5.1 million for the six months ended March 31, 2025 and 2024, respectively, and rig and casualty insurance premiums of $11.2 million and $9.9 million during the three months ended March 31, 2025 and 2024, respectively, and $21.7 million and $19.0 million for the six months ended March 31, 2025 and 2024, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended March 31, 2025 and 2024 amounted to $17.9 million and $15.8 million, respectively, and $34.5 million and $31.0 million for the six months ended March 31, 2025 and 2024, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Solutions reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the three months ended March 31, 2025 and 2024 were $5.2 million and $3.2 million, respectively, and $10.4 million and $7.3 million for the six months ended March 31, 2025 and 2024, respectively.
Foreign Currencies
The reporting and functional currency of the parent company, H&P, is the United States Dollar ("USD"). Our foreign subsidiaries are measured using the currency of the primary economic environment in which the entity operates in (the functional currency). For some of our foreign subsidiaries, functional currency is not measured in U.S. Dollars, and, instead, equal to the local currency. On consolidation, the assets and liabilities of our non U.S. Dollar functional entities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are recorded as a separate component of stockholders’ equity and are included in Other comprehensive income or loss on the Unaudited Condensed Consolidated Statements of Comprehensive Income.
For foreign subsidiaries where the functional currency is the USD, monetary assets and liabilities are remeasured at the exchange rate in effect at the balance sheet date, while non-monetary items are remeasured at historical exchange rates. Revenues and expenses are remeasured at the average exchange rates prevailing during the reporting period. Gains and losses resulting from remeasurement are included within Foreign currency exchange gain (loss) on the Unaudited Condensed Consolidated Statements of Operations.
Prior to the three months ended March 31, 2025, foreign currency exchange gain (loss) was presented in the operating costs and expense line items to which they relate to, namely within Drilling services operating expenses, on our Unaudited Condensed Consolidated Statements of Operations. To conform with the current fiscal quarter presentation, we reclassified amounts previously presented in separate line items within operating costs and expenses to the Foreign currency exchange gain (loss) line on our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2024.
International Drilling Risks
International drilling operations may significantly contribute to our revenues and net operating income. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our international operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, geopolitical developments and tensions, war and uncertainty in oil-producing countries, fluctuations in currency exchange rates, foreign currency exchange restrictions and other difficulties repatriating cash from foreign countries, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.
Because of the impact of local laws, some of our current operations and potential future operations in certain areas may be conducted through entities in which local citizens own interests. Additionally, these operations might involve entities (including joint ventures) where we hold only a minority interest or be carried out under contracts with local entities. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms acceptable to us.
Q2 FY25 FORM 10-Q | 12

Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and six months ended March 31, 2025, approximately 42.1 percent and 28.1 percent of our total consolidated operating revenues were generated from international locations compared to 6.9 percent and 7.5 percent during the three and six months ended March 31, 2024, respectively. During the three and six months ended March 31, 2025, approximately 18.2 percent and 11.4 percent of our total consolidated operating revenues were from operations in the Middle East compared to 1.2 percent and 1.1 percent during the three and six months ended March 31, 2024, respectively. The majority of our operating revenues in the Middle East were from operations in Saudi Arabia and Oman. During the three and six months ended March 31, 2025, a single customer in Saudi Arabia accounted for 9.3 percent and 5.8 percent of our total consolidated operating revenues, respectively. This customer has the ability to suspend rigs and a portion of our rigs with this customer are currently suspended. It is important to note that results presented for the three and six months ended March 31, 2025 reflect a full 90 and 182 days of H&P operations, respectively, and 75 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 BUSINESS COMBINATION
On January 16, 2025 (the “Closing Date” or "Acquisition Date"), H&P and certain of its wholly owned subsidiaries completed the previously announced agreement to acquire KCA Deutag. Upon closing, H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag's existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. Of the $0.9 billion, approximately $80.0 million was deposited into a customary escrow on the Closing Date pending the resolution of certain potential tax obligations of KCA Deutag. This amount is presented within Noncurrent assets—Other assets with a corresponding liability within Noncurrent Liabilities—Other on our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2025.
To finance the purchase price and to pay related fees and expenses, we completed a private offering of $1.25 billion aggregate principal amount of senior notes, together with the proceeds of a term loan credit agreement, cash on hand, and monetization of our investment in ADNOC Drilling. Refer to Note 6—Debt for further details on the senior notes and term loan credit agreement.
The Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations, which requires the assets acquired and liabilities assumed to be recorded at their acquisition date fair values. Determining the fair value of acquired assets and liabilities assumed requires the use of independent valuation specialists and the use of significant estimates and assumptions with respect to future rig counts, estimated economic useful lives, operating and capital cost estimates, and a weighted average discount rate reflecting the cost of capital for market participants of 11.0 percent. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, deferred income, contingent liabilities, and provisions and other payables approximate their fair values due to their nature. The remaining assets acquired and liabilities assumed are based on inputs that are not observable in the market and thus represent Level 3 inputs. The purchase price allocation presented below is preliminary, as certain data necessary to complete the purchase price allocation is not yet available, including, but not limited to, the final valuation of assets acquired and liabilities assumed, working capital adjustments, and valuation of deferred taxes. Management is also evaluating certain assumptions of assets acquired and liabilities assumed and may adjust the allocation in subsequent periods. The final valuation will be completed no later than one year from the acquisition date.
Q2 FY25 FORM 10-Q | 13

The following table summarizes the preliminary purchase price and the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(in thousands)
Total cash consideration	$2,035,523

Allocation of purchase price
Current assets acquired:
Cash and cash equivalents	196,667
Short-term investments	33
Accounts receivable, net[1]	367,168
Inventories of materials and supplies, net	193,599
Noncurrent assets acquired:
Investments, net	1,146
Property, plant and equipment, net	1,460,732
Intangible assets, net	468,663
Operating lease right-of-use assets	47,277
Total assets acquired	2,735,285

Current liabilities assumed:
Accounts payable and accrued liabilities	478,274
Current portion of long-term debt, net	6,755
Noncurrent liabilities assumed:
Long-term debt, net	78,188
Deferred income taxes	184,849
Retirement benefit obligations	99,043
Other	34,756
Total liabilities assumed	881,865

Estimated preliminary fair value of net assets	$1,853,420
Add: Estimated preliminary fair value of non-controlling interests acquired	116,061
Goodwill	$298,164
(1)The preliminary estimated fair value of accounts receivable is $367.2 million, with the gross contractual amount being $381.3 million. The Company estimates $14.1 million to be uncollectible.
Inventory
Inventory includes materials, supplies and spare parts used as part of contract drilling operations and was valued at fair value using a replacement cost approach.
Property, Plant and Equipment
Property, plant and equipment consists primarily of drilling rigs and equipment and will be depreciated on a straight-line basis over the estimated useful lives of the assets. These assets were valued using a combination of replacement cost and a market approach.
Q2 FY25 FORM 10-Q | 14

Intangible Assets
Intangible assets included in the Acquisition consist of developed technology, customer relationships, a trade name, and in-process research and development. The fair values were determined using a combination of the income and market approach. These assets will be amortized over their respective periods of expected benefit. Refer to Note 5—Goodwill and Intangible Assets for estimated amortization expense over the next five years. The preliminary values assigned to each intangible asset and the corresponding preliminary useful lives, as of the Acquisition Date, are as follows:

(in thousands)	Amount	Weighted Average Useful life (Years)
Customer relationships	$430,300	15 years
Trade name	10,830	10 years
Developed technology	21,350	11 years
In-process research and development	6,183	Indefinite
Estimated fair value of acquired intangible assets	$468,663
Operating Lease Right-of-Use Assets
In connection with the Acquisition, we acquired operating lease right-of-use assets and a corresponding current and noncurrent liability as summarized below:

(in thousands)	Amount
Real estate properties	$35,333
Drilling equipment	11,944
Total operating lease right-of-use asset	47,277

Current portion of lease liabilities within Accounts payable and accrued liabilities	$19,964
Noncurrent portion of operating lease liabilities within Other noncurrent liabilities	36,920
We measured the lease liability at the present value of the remaining lease payments, applying a weighted average discount rate of 5.6 percent, as if the acquired lease was a new lease of H&P at the acquisition date. The right-of-use asset was measured at the same amount as the lease liability and adjusted by $9.8 million to reflect unfavorable terms of the leases when compared to market terms. We have elected to apply the short-term lease measurement and recognition exemption to leases that have a remaining lease term of 12 months or less at the acquisition date. The weighted average remaining lease term for the acquired leases is approximately 10.5 years.
Goodwill
The amount of goodwill recognized in the Acquisition represents the excess of the gross consideration transferred and the amount of any non-controlling interest over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is attributed to the assembled workforce, anticipated operational synergies, and the allocation of proceeds in excess of the fair value of net identifiable assets acquired. Goodwill arising from the Acquisition is not expected to be deductible for tax reporting purposes. Refer to Note 5—Goodwill and Intangible Assets for additional details.
Long-Term Debt
As discussed above, we paid $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the acquisition. As of the Closing Date, we assumed an aggregate $84.9 million in secured term loan borrowings comprised of two separate agreements as summarized in Note 6—Debt—2024 KCA Deutag Oman Facility and —2023 KCA Deutag Oman Facility.
End-of-Service Benefit Plans
As a result of the Acquisition, we assumed a liability of $39.6 million related to end-of-service benefit plans. This liability arises from KCA Deutag's compliance with local legislation in various Middle Eastern and South American countries, where end-of-service benefit plans are mandated. These plans require payments to employees upon the conclusion of their service, calculated based on their most recent salary and years of service. These plans are not pre-funded. A significant portion of this liability stems from operations in the Middle East for which we relied on independent actuaries to assess the value of these obligations. The primary costs associated with these plans include the present value of benefits accrued for an additional year of service and the interest on the obligation related to employee service in previous years. This liability is presented within Accrued liabilities on our Unaudited Condensed Consolidated Balance Sheets.
Q2 FY25 FORM 10-Q | 15

Defined Benefit Pension Plans
In connection with the Acquisition, we now maintain pension plans in Germany and the UK. Refer to Note 12—Employee Benefit Plans for additional details.
Non-controlling Interest
The non-controlling interests acquired represents the portion of certain consolidated subsidiaries that are owned by third-parties and is recorded at estimated fair market value. The non-controlling interests are presented as a separate component of equity in our Unaudited Condensed Consolidated Balance Sheets and the consolidated net income attributable to non-controlling interests is disclosed separately in the Unaudited Condensed Consolidated Statements of Operations.
Results of Operations
KCA Deutag's results of operations for its land operations and offshore management contract operations are reported within our International Solutions and Offshore Solutions operating segments, respectively. KCA Deutag's manufacturing and engineering operations results are included in "Other". The results of operations attributable to the Acquisition have been included in our Unaudited Condensed Consolidated Financial Statements since the date of the acquisition, on January 16, 2025, through March 31, 2025. Revenue and net loss attributable to the net assets acquired for the period January 16, 2025 through March 31, 2025, were $320.6 million and $32.3 million, respectively.
During the three and six months ended March 31, 2025, we recognized approximately $29.9 million and $40.4 million, respectively, in acquisition transaction costs associated with the Acquisition, as compared to $0.9 million for the three and six months ended March 31, 2024. These non-recurring costs are primarily related to third-party legal and advisory services and are included in Acquisition transaction costs on the Unaudited Condensed Consolidated Statements of Operations.
Pro Forma Financial Information
The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, and is not indicative of future results of operations.
The summarized unaudited pro forma financial information reflects several adjustments to reflect preliminary purchase price accounting and differences in accounting policies between International Financial Reporting Standards ("IFRS") and U.S. GAAP. These adjustments account for incremental depreciation and amortization expenses based on the fair value of KCA Deutag’s assets, the elimination of interest expenses from KCA Deutag’s historical borrowings, and the addition of H&P debt to fund the acquisition. The pro forma adjustments are based upon currently available information and certain assumptions that H&P believes are reasonable under the circumstances. The tax impact of these adjustments was determined using statutory tax rates.
The following unaudited pro forma combined financial information presents results for the three and six months ended March 31, 2025 and 2024, as if we had completed the Acquisition on October 1, 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Revenue	$1,070,802	$1,114,231	$2,179,394	$2,226,996

Net income (loss)	3,881	75,035	(15,811)	156,336
Net income (loss) attributable to non-controlling interest	2,166	3,018	5,084	(2,964)
Net income (loss) attributable to Helmerich & Payne, Inc.	$1,715	$72,017	$(20,895)	$159,300
Q2 FY25 FORM 10-Q | 16

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2025 and September 30, 2024 consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2025	September 30, 2024
Drilling services equipment	2 - 15 years	$7,997,073	$6,671,975
Tubulars	4 years	600,947	552,773
Real estate properties	10 - 45 years	49,046	48,617
Other	2 - 23 years	602,687	460,857
Construction in progress[1]		239,259	106,183
		9,489,012	7,840,405
Accumulated depreciation		(5,003,668)	(4,824,128)
Property, plant and equipment, net		$4,485,344	$3,016,277
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
KCA Deutag Acquisition
Refer to Note 3—Business Combination for additional information regarding the property, plant and equipment acquired in connection with the Acquisition.
Depreciation
Depreciation expense during the three months ended March 31, 2025 and 2024 was $147.3 million and $102.9 million, including abandonments of $1.2 million and $2.6 million, respectively. Depreciation expense during the six months ended March 31, 2025 and 2024 was $244.3 million and $195.3 million, including abandonments of $1.9 million and $3.1 million, respectively. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
In November 2022, a fire at a wellsite caused substantial damage to one of our super-spec rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. During the three months ended March 31, 2024, we recognized a gain on involuntary conversion of the rig of $5.5 million which represents the insurance proceeds received in excess of the carrying value of the rig and therefore was recognized as a gain within operating income during the three months ended March 31, 2024.
Asset Impairment Charges
During the three months ended March 31, 2025, we identified a domestic drilling rig that met the asset held-for-sale criteria. The rig's net book value of $1.7 million was written down to its estimated scrap value of $0.2 million, resulting in a non-cash impairment charge of $1.5 million in our North America Solutions segment during the three and six months ended March 31, 2025.
Gain on Reimbursement of Drilling Equipment
We recognized gains of $10.0 million and $19.4 million during the three and six months ended March 31, 2025 as compared to $7.5 million and $15.0 million during the three and six months ended March 31, 2024, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.
Q2 FY25 FORM 10-Q | 17

NOTE 5 GOODWILL AND INTANGIBLE ASSETS
Due to the Acquisition, we recognized increases to our goodwill and intangible assets balances as of March 31, 2025. The goodwill and intangible assets recognized as a result of the Acquisition is considered preliminary. The purchase price allocation may be subject to future adjustments due to the final valuation of acquired assets and assumed liabilities, working capital adjustments, and the valuation of deferred taxes. The final valuation will be completed within the measurement period, no later than one year from the acquisition date, as allowed by ASC 805. Management is also evaluating certain assumptions of assets acquired and liabilities assumed and may adjust the allocation and/or the weighted average useful lives in subsequent periods. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis in the fourth fiscal quarter, or when indications of potential impairment exist.
The following table sets forth our goodwill balance by segment for the periods indicated:

(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Total
Goodwill balance at September 30, 2024	$45,653	$—	$—	$—	$45,653
Acquisition of KCA Deutag[1]	—	131,351	121,906	44,907	298,164
Goodwill balance at March 31, 2025	$45,653	$131,351	$121,906	$44,907	$343,817
(1)The allocation of goodwill is preliminary and may be updated as we continue to evaluate the benefits of expected commercial synergies to our segments.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment in accordance with our policies for valuation of long-lived assets. After initial recognition, in-process research and development ("IPR&D") assets should be considered indefinite-lived until the abandonment or completion of the associated research and development effort. Acquired IPR&D is not amortized, but they are subject to an annual impairment assessment. Our intangible assets consist of the following:

		March 31, 2025			September 30, 2024
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible asset:
Developed technology	14 years	$110,446	$43,319	$67,127	$89,096	$40,047	$49,049
Customer relationships	15 years	430,300	7,871	422,429	—	—	—
Intellectual property	13 years	2,000	741	1,259	2,000	662	1,338
Trade name	13 years	16,695	2,398	14,297	5,865	2,105	3,760
In-process research and development	Indefinite	6,183	—	6,183	—	—	—
		$565,624	$54,329	$511,295	$96,961	$42,814	$54,147
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $9.9 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively and $11.5 million and $3.2 million for the six months ended March 31, 2025 and 2024, respectively. Over the next five years, amortization expense is estimated to be as follows:

(in thousands)
Fiscal year:
Remainder of 2025	$23,164
2026	42,786
2027	41,306
2028	41,299
2029	41,157
Q2 FY25 FORM 10-Q | 18

NOTE 6 DEBT
As of March 31, 2025 and September 30, 2024, we have the following long-term debt outstanding with maturity shown in the following table:

	March 31, 2025			September 30, 2024
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(2,821)	$347,179	$350,000	$(2,907)	$347,093
Due December 1, 2029	350,000	(3,756)	346,244	350,000	(3,703)	346,297
Due September 29, 2031	550,000	(3,963)	546,037	550,000	(4,262)	545,738
Due December 1, 2034	550,000	(7,080)	542,920	550,000	(6,946)	543,054
Total unsecured senior notes	$1,800,000	$(17,620)	$1,782,380	$1,800,000	$(17,818)	$1,782,182

Unsecured term loan credit agreement:
Due January 15, 2027	375,000	(1,362)	373,638	—	—	—

Secured term loan credit agreements:
Due December 31, 2033	41,505	(942)	40,563	—	—	—
Due December 31, 2034	44,802	(1,009)	43,793	—	—	—
Total secured term loan credit agreements	$86,307	$(1,951)	$84,356	$—	$—	$—

Total debt	$2,261,307	$(20,933)	$2,240,374	$1,800,000	$(17,818)	$1,782,182

Less: current portion of long-term debt	(6,755)	—	(6,755)	—	—	—
Total long-term debt	$2,254,552	$(20,933)	$2,233,619	$1,800,000	$(17,818)	$1,782,182
Senior Notes Issued in Fiscal Year 2024
On September 17, 2024, we completed a private offering of $1.25 billion aggregate principal amount of senior notes, comprised of the following tranches (collectively, the “Notes”): $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027 issued at a price equal to 99.958 percent of their face value, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029 issued at a price equal to 99.883 percent of their face value and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034 issued at a price equal to 99.670 percent of their face value. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2025.
On January 16, 2025, H&P completed the Acquisition, and the Company used the net proceeds of the Notes, together with the proceeds of its term loan credit agreement (discussed below) and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. The net proceeds reduced the commitments under the Company’s Bridge Loan Facility (discussed herein) for purposes of financing the Acquisition.
In connection with the issuance of the Notes, the Company also entered into a registration rights agreement, dated as of September 17, 2024 (the "Registration Rights Agreement"), with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to: (i) file a registration statement (the “Exchange Offer Registration Statement”) with the SEC to register an offer to exchange each series of the Notes for freely tradable notes having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”); (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act not later than the later of (x) the 30th day following the Company’s filing of a Current Report on Form 8-K or an amendment thereto including the financial statements of KCA Deutag and pro forma financial information related to the Company’s acquisition of KCA Deutag required by Items 9.01(a) and 9.01(b) of Form 8-K (the “KCA Deutag Financials Form 8-K”) and (y) June 16, 2025; and (iii) use commercially reasonable efforts to cause the Registered Exchange Offer to be completed not later than the later of (x) the 60th day following the Company’s filing of the KCA Deutag Financials Form 8-K and (y) July 14, 2025 (the “Exchange Offer Closing Deadline”), subject to certain limitations.
If, among other events, the Registered Exchange Offer is not completed by the Exchange Offer Closing Deadline, then special additional interest will accrue in an amount equal to 0.25 percent per annum of the principal amount of the Notes, from and including the date on which such default shall occur to but excluding the date on which such default is cured.
Q2 FY25 FORM 10-Q | 19

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
Senior Notes Issued in Fiscal Year 2021
On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90 percent senior notes due 2031 ("the 2031 Notes") in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act as amended (the "Securities Act") and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022.
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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), dated as of August 14, 2024, among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million, under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. During the three months ended March 31, 2025, the Company repaid $25.0 million of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of March 31, 2025, was $375.0 million.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of March 31, 2025, the interest rate on the Term Loan was 5.660 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan was 5.659 percent for the three months ended March 31, 2025.
Q2 FY25 FORM 10-Q | 20

Bridge Loan Facility
In connection with, and concurrently with the entry into, the Purchase Agreement, the Company entered into a debt commitment letter dated July 25, 2024 with MSSF, pursuant to which MSSF committed, subject to satisfaction of standard conditions, to provide the Company with an unsecured 364-day bridge loan facility in an aggregate principal amount of approximately $2.0 billion (the “Bridge Loan Facility”) the proceeds of which would, if drawn, be used to fund the Acquisition. In connection with the Bridge Loan Facility, the Company incurred approximately $10.6 million in commitment fees during the fiscal year ended September 30, 2024. Due to the execution of the other financing arrangements discussed above, the commitments under the Bridge Loan Facility were reduced to $335.3 million as of September 30, 2024. As a result, we recognized approximately $9.2 million of commitment fees recorded within Interest expense on the Consolidated Statement of Operations during fiscal year 2024. As of September 30, 2024, approximately $1.4 million in commitment fees were deferred and included in Prepaid assets and other, net within the Consolidated Balance Sheet. On October 15, 2024, the remaining commitments under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was automatically terminated in accordance with its terms. Upon termination of the facility, we recognized the remaining $1.4 million of commitment fees within Interest expense on the Unaudited Condensed Consolidated Statement of Operations during the six months ended March 31, 2025.
2024 Oman Facility
In connection with the completion of the Acquisition, KCA Deutag Energy LLC (“KCAD Energy”) became a wholly-owned subsidiary of the Company. On April 25, 2024, KCAD Energy entered into the 2024 Oman Facility, which is fully drawn.
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which bear interest payable quarterly at a fixed rate of 7.00 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2024 Oman Facility plus 2.60 percent. During the three months ended March 31, 2025, the Company received the final draw down of $1.4 million and repaid $0.9 million of the outstanding balance on the facility. Of the $44.8 million borrowings outstanding at March 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
There is an annual financial covenant in the 2024 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2024 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
2023 Oman Facility
In connection with the completion of the Acquisition, KCAD Energy became a wholly-owned subsidiary of the Company. On June 19, 2023, KCAD Energy entered into the 2023 Oman Facility, which is fully drawn.
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which bear interest payable quarterly at a fixed rate of 6.25 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2023 Oman Facility plus 2.79 percent. During the three months ended March 31, 2025, the Company repaid $0.9 million of the outstanding balance on the facility. Of the $41.5 million borrowings outstanding at March 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
There is an annual financial covenant in the 2023 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2023 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
Amended Credit Facility
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
Under the terms of the Amended Credit Facility, the Company may obtain unsecured revolving loans in an aggregate principal amount not to exceed $950.0 million outstanding at any time. $775.0 million of the revolving commitments under the Amended Credit Facility expire on November 12, 2028 and $175.0 million of the revolving commitments mature on November 10, 2027 (the “Stated Maturity Date”), but the Company may request two one-year extensions of the Stated Maturity Date, subject to
Q2 FY25 FORM 10-Q | 21

satisfaction of certain conditions. Commitments under the Amended Credit Facility may be increased by up to $100.0 million, subject to the agreement of the Company and new or existing Revolving Credit Agreement Lenders.
The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2025, the spread over SOFR would have been 1.25 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.15 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of March 31, 2025, we had $375.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $375.0 million, $153.4 million was outstanding as of March 31, 2025. Separately, we had $47.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $200.5 million outstanding as of March 31, 2025.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2025, we were in compliance with all debt covenants.

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
Our income tax expense for the three months ended March 31, 2025 and 2024 was $41.5 million and $32.2 million, respectively, resulting in effective tax rates of 93.3 percent and 27.5 percent, respectively. Our income tax expense for the six months ended March 31, 2025 and 2024 was $63.1 million and $62.3 million, respectively, resulting in effective tax rates of 52.2 percent and 25.7 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2025, primarily due to state and foreign income taxes, permanent non-deductible items, and foreign losses for which no tax benefit has been recognized. Additionally, the effective tax rate for the six months ended March 31, 2025 differs from U.S. federal statutory rate of 21.0 percent primarily due to a discrete tax expense of $0.7 million related to equity compensation.
Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2024 primarily due to state and foreign income taxes, and permanent non-deductible items. Additionally, the effective tax rate for the six months ended March 31, 2024 differ from the U.S. federal statutory rate of 21.0 percent primarily due to a discrete tax benefit of $0.9 million related to equity compensation.

NOTE 8 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the three or six months ended March 31, 2025. During the three and six months ended March 31, 2024, we repurchased 0.1 million and 1.4 million common shares at an aggregate cost of $4.0 million and $51.6 million, respectively, including excise tax of $0.3 million during the six months ended March 31, 2024.
Q2 FY25 FORM 10-Q | 22

A cash dividend of $0.25 per share was declared on March 6, 2025 for shareholders of record on May 15, 2025, payable on May 30, 2025. As a result, we recorded a Dividend payable of $25.2 million on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2025.
Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) were as follows:

	March 31,	September 30,
(in thousands)	2025	2024
Pre-tax amounts:
Unrealized pension actuarial loss on U.S. Plan	$(7,494)	$(7,632)
Unrealized gain (loss) on available-for-sale debt securities	504	(662)
Unrealized gain on foreign currency translation adjustment	7,026	—
	$36	$(8,294)
After-tax amounts:
Unrealized pension actuarial loss on U.S. Plan	$(5,731)	$(5,838)
Unrealized gain (loss) on available-for-sale debt securities	388	(512)
Unrealized gain on foreign currency translation adjustment	6,407	—
	$1,064	$(6,350)
Investments classified as available-for-sale debt securities are reported at fair value with unrealized gains and losses excluded from net income and reported in other comprehensive income.
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, for the three and six months ended March 31, 2025:

	Three Months Ended March 31, 2025
(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$(203)	$(5,784)	$—	$(5,987)
Other comprehensive income before reclassifications	591	—	6,407	6,998
Amounts reclassified from accumulated other comprehensive income	—	53	—	53
Net current-period other comprehensive income	591	53	6,407	7,051
Balance at March 31 2025	$388	$(5,731)	$6,407	$1,064

	Six Months Ended March 31, 2025
(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$(512)	$(5,838)	$—	$(6,350)
Other comprehensive income before reclassifications	900	—	6,407	7,307
Amounts reclassified from accumulated other comprehensive income	—	107	—	107
Net current-period other comprehensive income	900	107	6,407	7,414
Balance at March 31 2025	$388	$(5,731)	$6,407	$1,064
Q2 FY25 FORM 10-Q | 23

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
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $325.8 million and $631.6 million, of which $17.0 million and $33.9 million was related to performance bonuses recognized due to the achievement of performance targets during the three and six months ended March 31, 2025, respectively. Total revenue recognized from performance contracts, including performance bonuses, was $287.8 million and $586.0 million, of which $10.4 million and $25.6 million was related to performance bonuses recognized due to the achievement of performance targets during the three and six months ended March 31, 2024, respectively.
Contract Costs
As of March 31, 2025 and September 30, 2024, we had capitalized fulfillment costs of $34.7 million and $19.2 million, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, commonly referred to as backlog, as of March 31, 2025 was approximately $5.5 billion, of which approximately $1.0 billion is expected to be recognized during the remainder of fiscal year 2025, approximately $4.5 billion during fiscal year 2026 and thereafter. The backlog figure includes $4.2 billion attributed to our recently acquired subsidiary, KCA Deutag International Limited. These amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer; however, due to the level of capital deployed by our customers on underlying projects, we have not been materially adversely affected by contract cancellations or modifications in the past. The agreements within our recently acquired subsidiary, KCA Deutag International, contain provisions for optional early termination or suspension without any associated early termination fee and could cause the actual amount of revenue earned to significantly vary from the backlog reported.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	March 31, 2025	September 30, 2024
Contract assets, net	$9,970	$4,563

(in thousands)	March 31, 2025
Contract liabilities balance at September 30, 2024	$29,052
Acquisition of KCA Deutag[1]	22,982
Payment received/accrued and deferred	43,539
Revenue recognized during the period	(42,096)
Contract liabilities balance at March 31, 2025	$53,477
(1)Contract liabilities acquired in the KCA Deutag Acquisition were measured at fair value at the acquisition date. Refer to Note 3—Business Combination for additional information regarding the Acquisition.
Q2 FY25 FORM 10-Q | 24

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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$1,654	$84,831	$56,426	$180,004

Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(404)	(1,242)	(841)	(2,489)
Numerator for basic earnings per share	1,250	83,589	55,585	177,515

Adjustment for diluted earnings per share
Effect of reallocating undistributed earnings of unvested shareholders	—	2	—	3
Numerator for diluted earnings per share	$1,250	$83,591	$55,585	$177,518

Denominator:
Denominator for basic earnings per share - weighted-average shares	99,360	98,774	99,111	98,960
Effect of dilutive shares from restricted stock and performance share units	21	272	17	256
Denominator for diluted earnings per share - adjusted weighted-average shares	99,381	99,046	99,128	99,216

Basic earnings per common share:	$0.01	$0.85	$0.56	$1.79

Diluted earnings per common share:	$0.01	$0.84	$0.56	$1.79
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2025	2024	2025	2024
Potentially dilutive shares excluded as anti-dilutive	3,543	2,684	2,121	2,388
Weighted-average price per share	$48.45	$57.93	$56.82	$60.63
Q2 FY25 FORM 10-Q | 25

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
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	March 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate and municipal debt securities	$18,326	$—	$18,326	$—
U.S. government and federal agency securities	2,493	2,493	—	—
Total	20,819	2,493	18,326	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	15,866	15,866	—	—
Investment in Tamboran	23,052	23,052	—	—
Other equity securities	1,519	1,519	—	—
Debt securities:
Investment in Galileo, net	38,779	—	—	38,779
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	5,091	4,841	—	250
Total	86,307	45,278	—	41,029
As of March 31, 2025, our equity security investments in geothermal energy were $40.6 million, of which $35.1 million was measured at fair value as of March 31, 2025. The remaining $5.5 million is measured at cost, less any impairments. Our other equity security investments totaled $4.9 million and our debt security investments in held to maturity bonds totaled $0.2 million. These investments are measured at cost, less any impairments.

Q2 FY25 FORM 10-Q | 26

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
During the six months ended March 31, 2025, we sold our equity securities of 159.7 million shares in ADNOC Drilling and received net proceeds of approximately $193.3 million. During the six months ended March 31, 2025, we recognized a loss of $12.4 million on our Unaudited Condensed Consolidated Statements of Operations, related to this investment, of which $8.4 million is associated with the change in fair value of the investment and $4.0 million relates to transaction fee associated with the sale of the securities. During the three and six months ended March 31, 2024, we recognized a gain (loss) of $8.3 million and $(2.1) million, respectively, as a result of the change in fair value of the investment. This investment was classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange, and was measured at fair value with any gains or losses recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations.

Long-term Investments
Equity Securities Our long-term investments include debt and equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan") and are recorded within Investments on our Unaudited Condensed Consolidated Balance Sheets. Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs.
Q2 FY25 FORM 10-Q | 27

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
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the NYSE or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares of Tamboran Corp. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. Our shares received in this initial public offering are subject to a 180-day lockup period.
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage, operational involvement and role on the investee's board of directors. As of March 31, 2025, our combined equity ownership was approximately 7.2 percent representing 1.0 million common shares in Tamboran Corp. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. During the three and six months ended March 31, 2025, we recognized gains of $3.2 million and $2.1 million, respectively, recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations, as a result of the change in fair value of the investment compared to a gain (loss) of $(4.5) million and $1.8 million during the three and six months ended March 31, 2024, respectively.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2. Galileo specializes in liquification, natural gas compression and re-gasification modular systems and technologies to make the production, transportation, and consumption of natural gas, biomethane, and hydrogen more economically viable. The convertible note bears interest at 5.0 percent per annum with a maturity date to the earlier of April 2027 or an exit event (as defined in the agreement as either an initial public offering or a sale of Galileo). During the fiscal year ended September 30, 2023, our convertible note agreement was amended to include any interest which has accrued but not yet compounded or issued as a note. As a result, we include accrued interest in our total investment balance.
During the six months ended March 31, 2025, our convertible note agreement was amended to extend the maturity date to the earlier of December 2027 or an exit event. The convertible note will continue to bear interest through the extended maturity date. We do not intend to sell this investment prior to its maturity date or an exit event. During three months ended March 31, 2025, as a result of the change in fair value of the investment, we recorded a gain of $10.2 million within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations and $0.7 million within other comprehensive income, respectively.
The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at the dates included below:

March 31, 2025
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$38,779	Black-Scholes-Merton model	Discount rate	17.5%
		Risk-free rate	4.0%
		Equity volatility	95.0%

September 30, 2024
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$27,044	Black-Scholes-Merton model	Discount rate	18.7%
		Risk-free rate	3.5%
		Equity volatility	66.0%
Q2 FY25 FORM 10-Q | 28

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
A majority of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Assets at beginning of period	$29,749	$37,868	$29,294	$37,440
Purchases	—	250	—	250
Accrued interest	455	433	910	866
Total gains:
Included in earnings	10,162	—	10,162	(5)
Included in other comprehensive income	663	—	663	—
Assets at end of period	$41,029	$38,551	$41,029	$38,551
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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been marked to fair value on a nonrecurring basis, for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2025	2024	2025	2024
Assets at beginning of period	$30,845	$28,523	$30,090	$28,232
Purchases	288	2,245	934	2,536
Disposals	—	(616)	—	(616)
Total gains:
Included in earnings[1]	14,386	—	14,495	—
Assets at end of period	$45,519	$30,152	$45,519	$30,152
(1)The gain recorded during the three months ended March 31, 2025 was attributable to the change in fair value of various geothermal equity investments as a result of observable price changes in identical or similar investments during the period.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at March 31, 2025 and September 30, 2024.
Q2 FY25 FORM 10-Q | 29

The fair values of the long-term fixed-rate debt is based on broker quotes at March 31, 2025 and September 30, 2024. The notes are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets. The following information presents the supplemental fair value information for our long-term fixed-rate debt at March 31, 2025 and September 30, 2024:

	Carrying Value at March 31, 2025	Fair Value at March 31, 2025 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$343,806	$—	$348,887	$—
2029 Notes	346,244	—	340,291	—
2031 Notes	546,037	—	464,992	—
2034 Notes	542,920	—	522,126	—

Unsecured term loan credit agreement:
2027 Term Loan	373,639	—	373,808	—

Secured term loan credit agreements:
2023 Oman Facility[1]	40,563	—	—	40,563
2024 Oman Facility[1]	40,410	—	—	40,410

Total long-term debt	$2,233,619	$—	$2,050,104	$80,973
(1)The secured term credit agreements are classified as nonpublic debt, meaning their value was directly negotiated between the involved parties and is not observable in the market. As a result, they are categorized as Level 3. Since this debt is nonpublic, the carrying value and the fair value of the loans are identical.

	Carrying Value at September 30, 2024	Fair Value at September 30, 2024 Using Inputs Considered as:
(in millions)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,093	$—	$350,700	$—
2029 Notes	346,297	—	345,100	—
2031 Notes	545,738	—	471,350	—
2034 Notes	543,054	—	535,700	—
Total long-term debt	$1,782,182	$—	$1,702,850	$—

NOTE 12 EMPLOYEE BENEFIT PLANS
Defined Benefit Pension Plans
We maintain a domestic noncontributory defined benefit pension plan covering certain U.S. employees who meet certain age and service requirements. In July 2003, we revised the Helmerich & Payne, Inc. Employee Retirement Plan (“U.S. Plan”) to close the Pension Plan to new participants effective October 1, 2003, and reduce benefit accruals for current participants through September 30, 2006, at which time benefit accruals were discontinued and the Pension Plan was frozen.
In connection with the Acquisition, we now maintain pension plans in Germany and the UK (collectively, the "Non-U.S. Plans"). These plans have a net pension liability of $103.2 million ($136.4 million in obligations and $33.2 million in plan assets) as of the Acquisition Date. Of the $103.2 million, $4.2 million is presented in Accrued liabilities within Current liabilities and $99.0 million is presented in Retirement benefit obligations within Noncurrent liabilities, on the opening balance sheet presented in Note 3—Business Combination. In fiscal year 2025, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2025 if needed as benefit payments come due.
The Company recognizes the underfunded status of its defined benefit pension plans, based on the projected benefit obligation, as retirement benefit obligations. Changes in the funded status are recognized in our Unaudited Condensed Consolidated Statements of Comprehensive Income in the period in which they occur. Prior to March 31, 2025, Retirement benefit obligations were presented in Other within Noncurrent liabilities on our Unaudited Condensed Consolidated Balance Sheets. To conform with the current fiscal quarter presentation, we reclassified amounts previously presented in Other within Noncurrent liabilities to the Retirement benefit obligations line, within Noncurrent liabilities, on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024.
Q2 FY25 FORM 10-Q | 30

Components of the net periodic pension expense recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2025 and 2024, respectively, is comprised of the following:

	U.S. Plan		Non-U.S. Plans[1]
	Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2025	2024	2025
Service cost	$—	$—	$964
Interest cost	657	754	1,582
Expected return on plan assets[2]	(573)	(482)	(554)
Recognized net actuarial loss	69	174	—
Net pension expense	$153	$446	$1,992

	U.S. Plan		Non-U.S. Plans[1]
	Six Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025
Service cost	$—	$—	$964
Interest cost	1,314	1,508	1,582
Expected return on plan assets[2]	(1,146)	(964)	(554)
Recognized net actuarial loss	138	348	—
Net pension expense	$306	$892	$1,992
(1)The Company did not have Non-U.S. Plans prior to the Acquisition which occurred on January 16, 2025.
(2)The Company uses the fair value of plan assets in determining the expected return on plan assets.
Service cost is included within Selling, general and administrative while all other components are recorded within Other income (expense) on the Unaudited Condensed Consolidated Statements of Operations.

NOTE 13 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At March 31, 2025, we had outstanding purchase commitments for equipment, parts and supplies of approximately $213.7 million.
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
Q2 FY25 FORM 10-Q | 31

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

NOTE 14 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Description of the Business
During the second quarter of fiscal year 2025, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions. Beginning on the Closing Date, Offshore Solutions now includes the results from the acquired KCA Deutag offshore management contract operations. Similarly, our International Solutions segment now includes the results from the acquired KCA Deutag land operations. Operating results related to KCA Deutag's Kenera business unit are included in "Other" along with results from our real estate operations and our wholly-owned captive insurance companies. Our North America Solutions operating segment remains unchanged. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
We are a performance-driven drilling solutions and technologies company based in Tulsa, Oklahoma with operations in all major U.S. onshore oil and gas producing basins as well as the Middle East, Europe, Latin America, and Australia. Our drilling operations consist mainly of contracting Company-owned drilling equipment primarily to large oil and gas exploration companies. We believe we are the recognized industry leader in drilling as well as technological innovation. We focus on offering our customers an integrated solutions-based approach by combining proprietary rig technology, automation software, and digital expertise into our rig operations rather than a product-based offering, such as a rig or separate technology package. Our drilling services operations are organized into the following reportable operating business segments: North America Solutions, International Solutions, and Offshore Solutions.
Each reportable operating segment is a strategic business unit that is managed separately, and consolidated revenues and expenses reflect the elimination of all material intercompany transactions. External revenues included in “Other” primarily consist of rental, manufacturing and engineering services income.
Segment Performance
We evaluate segment performance based on segment operating income (loss) before income taxes which includes:
•Revenues from external and internal customers
•Direct operating costs
•Depreciation and amortization
•Research and development
•Allocated general and administrative expenses
but excludes gain on reimbursement of drilling equipment, other gain (loss) on sale of assets, corporate selling, general and administrative costs, corporate depreciation, and corporate acquisition transactions costs.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three and six months ended March 31, 2025 and 2024 is shown in the following tables:

	Three Months Ended March 31, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$599,451	$247,740	$149,080	$19,768		$1,016,039
Intersegment	243	169	—	25,756	(26,168)	—
Total sales	599,694	247,909	149,080	45,524	(26,168)	1,016,039

Segment operating income (loss)	$151,943	$(34,983)	$17,375	$(1,375)	$(8,463)	$124,497
Q2 FY25 FORM 10-Q | 32

	Three Months Ended March 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$613,339	$45,878	$25,913	$2,813	$—	$687,943
Intersegment	—	—	—	15,746	(15,746)	—
Total sales	613,339	45,878	25,913	18,559	(15,746)	687,943

Segment operating income (loss)	$147,224	$4,070	$78	$2,785	$(772)	$153,385

	Six Months Ended March 31, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$1,197,374	$295,220	$178,290	$22,457	$—	$1,693,341
Intersegment	465	169	—	42,349	(42,983)	—
Total sales	1,197,839	295,389	178,290	64,806	(42,983)	1,693,341

Segment operating income (loss)	$304,154	$(49,467)	$20,880	$(601)	$(8,361)	$266,605

	Six Months Ended March 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$1,207,621	$100,630	$51,444	$5,395	$—	$1,365,090
Intersegment	—	—	—	30,972	(30,972)	—
Total sales	1,207,621	100,630	51,444	36,367	(30,972)	1,365,090

Segment operating income (loss)	$291,623	$11,354	$3,130	$2,718	$(438)	$308,387
The following table reconciles segment operating income per the tables above to income before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Segment operating income	$124,497	$153,385	$266,605	$308,387
Gain on reimbursement of drilling equipment	9,973	7,461	19,376	14,955
Other gain (loss) on sale of assets	884	(2,431)	(789)	12
Corporate selling, general and administrative costs, corporate depreciation, and corporate acquisition transaction costs	(93,191)	(47,248)	(152,143)	(86,949)
Operating income	42,163	111,167	133,049	236,405
Other income (expense)
Interest and dividend income	7,257	6,567	28,998	17,301
Interest expense	(28,338)	(4,261)	(50,636)	(8,633)
Gain (loss) on investment securities	27,788	3,747	14,421	(287)
Foreign currency exchange loss	(6,018)	(595)	(6,921)	(2,365)
Other	1,596	400	1,956	(143)
Total unallocated amounts	2,285	5,858	(12,182)	5,873
Income before income taxes	$44,448	$117,025	$120,867	$242,278
Q2 FY25 FORM 10-Q | 33

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2025	September 30, 2024
Total assets[1]
North America Solutions	$3,133,807	$3,225,410
International Solutions	2,745,953	685,833
Offshore Solutions	729,600	73,119
Other	391,021	157,877
	7,000,381	4,142,239
Investments and corporate operations	241,882	1,639,659
	$7,242,263	$5,781,898
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Operating revenues
United States	$588,251	$640,689	$1,216,931	$1,262,306
Saudi Arabia	94,690	—	97,921	—
Argentina	44,952	34,024	79,611	69,900
Norway	78,305	—	78,305	—
Oman	69,620	—	69,620	—
Azerbaijan	42,759	—	42,759	—
Germany	17,052	—	17,052	—
Bahrain	8,424	4,535	13,272	9,032
Columbia	10,946	1,242	10,946	8,945
Kuwait	9,172	—	9,172	—
Other Foreign	51,868	7,453	57,752	14,907
Total	$1,016,039	$687,943	$1,693,341	$1,365,090
Refer to Note 9—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.
The following table presents property, plant and equipment by country based on the location of service provided:

(in thousands)	March 31, 2025	September 30, 2024
Property, plant and equipment, net
United States	$2,624,159	$2,752,325
Saudi Arabia	998,535	149,472
Oman	468,832	—
Germany	86,494	—
Argentina	69,587	62,533
Kuwait	42,299	—
Colombia	39,505	19,243
Norway	23,826	—
Bahrain	23,507	19,807
Other Foreign	108,600	12,897
Total	$4,485,344	$3,016,277
Q2 FY25 FORM 10-Q | 34

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
Q2 FY25 FORM 10-Q | 35

•global economic conditions, such as a general slowdown in the global economy, supply chain disruptions, inflationary pressures, the impact of new or additional tariffs, currency fluctuations, and instability of financial institutions, and their impact on the Company;
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

Executive Summary
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. During the second quarter of fiscal year 2025, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions. Beginning on the Closing Date, Offshore Solutions now includes the results from the acquired KCA Deutag offshore management contract operations. Similarly, our International Solutions segment now includes the results from the acquired KCA Deutag land operations. Operating results related to KCA Deutag's Kenera business unit are included in "Other" along with results from our real estate operations and our wholly-owned captive insurance companies. Our North America Solutions operating segment remains unchanged. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination
As of March 31, 2025, our drilling rig fleet included a total of 384 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 224 rigs, the International Solutions segment with 153 rigs, and the Offshore Solutions segment with seven offshore platform rigs as of March 31, 2025. Although the Offshore Solutions segment has a fleet of platform rigs, the majority of its revenues are derived from asset-light management contracts. At the close of the second quarter of fiscal year 2025, we had 229 active contracted rigs, of which 157 were under a fixed-term contract and 72 were working well-to-well, compared to 170 contracted rigs at September 30, 2024. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times, volatile market conditions and to take advantage of future opportunities.

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
Q2 FY25 FORM 10-Q | 36

In April 2025, the announcements by the U.S. government regarding the implementation of global tariffs and OPEC+ regarding the planned increase of crude oil supply have both created a high level of uncertainty in the global energy markets. Additionally, the announcement and subsequent suspension or modification of certain tariffs has increased uncertainty regarding the ultimate effect on any tariffs on economic conditions. Although we do not anticipate that these announcements, particularly the tariff announcements, will have a direct material impact on the Company's operations or financial results, we believe the indirect effects could lead to reduced activity and profitability for the remainder of fiscal 2025, or until the global economic impacts are fully realized. Since these announcements, both crude oil and natural gas prices have become more volatile and have declined significantly. Such volatility could lead E&Ps to adjust their capital budgets lower and reduce planned capital expenditures, which could ultimately impact our business through lower expected activity levels.

Recent Developments
KCA Deutag Acquisition
On the Closing Date, H&P completed the Acquisition of KCA Deutag pursuant to the Purchase Agreement. H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. The cash consideration was funded through a combination of net proceeds from the Company’s September 2024 senior notes offering, net proceeds from the funding of the Company’s Term Loan Credit Agreement, cash on hand, and monetization of our investment in ADNOC Drilling.
KCA Deutag is a diverse global drilling company. The company derives a significant portion of its revenues and cash flow from its land operations and has a substantial land drilling presence in the Middle East with additional operations in South America, Europe, and Africa. In addition to its land operations, the company has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada. KCA Deutag’s Kenera business unit comprises manufacturing and engineering operations, including Bentec, with three facilities serving the energy industry. See Note 3—Business Combination for additional details related to the Acquisition.
Subsequent to the announcement of the Acquisition in July 2024 through April 2025, KCA Deutag and the Company have received notifications of contract suspensions for rigs from the legacy KCA Deutag rig fleet operating in Saudi Arabia. Through March 31, 2025, the Company's total rig suspensions were 14 rigs; however, subsequent to March 31, 2025, the Company has received notification of three additional rigs suspended bringing the total rigs suspensions in country to 17 rigs.
At the time the Acquisition was announced, we initially expected to realize approximately $25 million in synergies. Since that time, we have been able to conduct a more detailed analysis of possible synergies, and we also launched a broader review of our enterprise cost structure. We now anticipate realizing in excess of $25 million in expense synergies associated with the Acquisition that when combined with other permanent cost-saving initiatives identified, we would expect our overall cost structure to be reduced by approximately $50 to $70 million. We believe these cost-saving efforts will become increasingly evident in the forthcoming quarters.

Contract Backlog
As of March 31, 2025 and September 30, 2024, our total contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $7.6 billion and $1.5 billion, respectively. The increase in backlog from September 30, 2024 to March 31, 2025 is primarily due to the completion of the Acquisition. Approximately 13.3 percent of the March 31, 2025 total backlog is reasonably expected to be fulfilled during the remainder of fiscal year 2025.
Q2 FY25 FORM 10-Q | 37

The following table sets forth the total backlog by reportable segment as of March 31, 2025 and September 30, 2024, and the percentage of the March 31, 2025 backlog reasonably expected to be fulfilled in fiscal year 2025:

(in billions)	March 31, 2025	September 30, 2024	Percentage Reasonably Expected to be Fulfilled in Fiscal Year 2025
Firm contracts[1]:
North America Solutions	$0.7	$0.7	67.1%
International Solutions	4.0	0.8	7.9
Offshore Solutions	0.8	—	28.9
	5.5	1.5
Optional contract extension periods:
International Solutions[2]	0.4	—	1.2
Offshore Solutions	1.7	—	—
	2.1	—
Total backlog	$7.6	$1.5	13.3%
(1)These amounts do not include anticipated contract renewals or expected performance bonuses.
(2)Included in the International Solutions reportable segment's backlog balance at March 31, 2025 is $0.2 billion of expected revenue from certain contracts in Saudi Arabia that have been temporarily suspended and are expected to gradually resume operations. The information presented in the table above reflects the fact that we expect these contracts to be extended for a period of time at least equal to the suspension period.

The total backlog figures for the International Solutions and Offshore Solutions reporting segments, as of March 31, 2025 include $3.6 billion and $2.5 billion, respectively, attributed to our recently acquired subsidiary, KCA Deutag International Limited.
The early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. The agreements within our recently acquired subsidiary, KCA Deutag International, contain provisions for optional early termination or suspension without any associated early termination fees. Early terminations could cause the actual amount of revenue earned to significantly vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” and Item 1A—Risk Factors—"The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations” within our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
It is important to note that results presented for the three months ended March 31, 2025 reflect a full 90 days of H&P operations and 75 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
Consolidated Results of Operations
Net Income Attributable to Helmerich & Payne Inc. We reported income of $1.7 million ($0.01 diluted share) for the three months ended March 31, 2025 compared to income of $84.8 million ($0.84 diluted share) for the three months ended March 31, 2024.
Operating Revenue During the three months ended March 31, 2025 and 2024, consolidated operating revenues were $1.0 billion and $687.9 million, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $320.6 million of revenue during the three months ended March 31, 2025.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $705.1 million and $402.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $260.7 million in direct operating expenses during the three months ended March 31, 2025.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $157.7 million during the three months ended March 31, 2025 compared to $104.5 million during the three months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $57.1 million in depreciation and amortization expense during the three months ended March 31, 2025.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $80.8 million during the three months ended March 31, 2025 compared to $61.2 million during the three months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $19.6 million in selling, general and administrative expenses during the three months ended March 31, 2025.
Q2 FY25 FORM 10-Q | 38

Acquisition Transaction Costs During the three months ended March 31, 2025 and 2024, we recognized $29.9 million and $0.9 million, respectively, in acquisition transaction costs associated with the Acquisition. These non-recurring costs are primarily related to third-party legal and advisory services. See Note 3—Business Combination for additional details related to the Acquisition.
Interest Expense Interest expenses were $28.3 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by accrued interest associated with our September 2024 senior notes offering and Term Loan Credit Agreement. See Note 6—Debt for additional details related to our debt agreements.
Gain on Investment Securities During the three months ended March 31, 2025, we recognized an aggregate gain of $27.8 million on investment securities. The aggregate gain primarily consisted of $14.4 million, $10.2 million, and $3.2 million of gains on various geothermal equity investments, our investment in Galileo, and our investment in Tamboran, respectively, due to changes in the fair value of the investments. During the three months ended March 31, 2024, we recognized a gain of $3.7 million on investment securities. The gain was mainly due to a $8.3 million gain on our equity investment in ADNOC Drilling, partially offset against a $4.5 million loss on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks.
Income Taxes For the three months ended March 31, 2025, we recorded income tax expense of $41.5 million compared to income tax expense of $32.2 million for the three months ended March 31, 2024. Our statutory federal income tax rate for fiscal year 2025 and 2024 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$599,694	$613,339	(2.2)%
Direct operating expenses	334,073	341,888	(2.3)
Depreciation and amortization	87,151	97,573	(10.7)
Research and development	9,502	12,972	(26.7)
Selling, general and administrative expense	15,484	13,682	13.2
Acquisition transaction costs	34	—	—
Asset impairment charges	1,507	—	—
Segment operating income	$151,943	$147,224	3.2

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$265,621	$271,451	(2.1)
Revenue days[3]	13,416	14,123	(5.0)
Average active rigs[4]	149	155	(5.0)
Number of active rigs at the end of period[5]	150	152	(1.3)
Number of available rigs at the end of period	224	233	(3.9)
Reimbursements of "out-of-pocket" expenses	$77,607	$73,584	5.5
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
Operating Revenues Operating revenues were $599.7 million and $613.3 million in the three months ended March 31, 2025 and 2024, respectively. The decrease in operating revenues was primarily due to lower activity levels partially offset by higher pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $334.1 million during the three months ended March 31, 2025 as compared to $341.9 million during the three months ended March 31, 2024. This decrease was primarily driven by a decrease in per revenue day materials and supplies expense.
Q2 FY25 FORM 10-Q | 39

Depreciation and Amortization Expense Depreciation and amortization expense decreased $10.4 million to $87.2 million during the three months ended March 31, 2025 as compared to $97.6 million during the three months ended March 31, 2024. The decrease was primarily driven by $7.3 million of accelerated depreciation recognized during the three months ended March 31, 2024 for components on rigs that were scheduled for conversion.
Asset Impairment Charges During the three months ended March 31, 2025, we identified a domestic drilling rig that met the asset held-for-sale criteria. The rig's net book value of $1.7 million The rig's net book value of $1.7 million was written down to its estimated scrap value of $0.2 million, resulting in a non-cash impairment charge of $1.5 million in our North America Solutions segment during the three and six months ended March 31, 2025.
International Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$247,909	$45,878	440.4%
Direct operating expenses	220,983	37,013	497.0
Depreciation and amortization	57,153	2,418	2,263.6
Selling, general and administrative expense	4,546	2,377	91.2
Acquisition transaction costs	210	—	—
Segment operating income (loss)	$(34,983)	$4,070	(959.5)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$26,926	$8,865	203.7
Revenue days[3]	6,198	1,038	497.1
Average active rigs[4]	69	11	527.3
Number of active rigs at the end of period[5]	76	11	590.9
Number of available rigs at the end of period	153	22	595.5
Reimbursements of "out-of-pocket" expenses	$8,470	$1,964	331.3
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
Operating Revenues Operating revenues were $247.9 million and $45.9 million in the three months ended March 31, 2025 and 2024, respectively. The $202.0 million increase in operating revenues was primarily driven by an additional $181.2 million in revenue generated from expanded operations following the Acquisition and increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Direct Operating Expenses Direct operating expenses increased to $221.0 million during the three months ended March 31, 2025 as compared to $37.0 million during the three months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $146.3 million in direct operating expenses during the three months ended March 31, 2025 and a result of start up costs associated with our increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024..
Depreciation and Amortization Expense Depreciation expense increased to $57.2 million during the three months ended March 31, 2025 compared to $2.4 million during the three months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $49.5 million in depreciation and amortization expense during the three months ended March 31, 2025.

Q2 FY25 FORM 10-Q | 40

Offshore Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$149,080	$25,913	475.3%
Direct operating expenses	122,904	23,010	434.1
Depreciation and amortization	7,777	1,941	300.7
Selling, general and administrative expense	964	884	9.0
Acquisition transaction costs	60	—	—
Segment operating income	$17,375	$78	22,175.6

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$26,176	$2,903	801.7
Revenue days[3]	270	273	(1.1)
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$26,936	$8,857	204.1
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
Operating Revenues Operating revenues were $149.1 million and $25.9 million in the three months ended March 31, 2025 and 2024, respectively. The $123.2 million increase in operating revenues was primarily driven by an additional $122.7 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $122.9 million during the three months ended March 31, 2025 as compared to $23.0 million during the three months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $102.2 million in direct operating expenses during the three months ended March 31, 2025.
Depreciation and Amortization Expense Depreciation expense increased to $7.8 million during the three months ended March 31, 2025 compared to $1.9 million during the three months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $6.1 million in depreciation and amortization expense during the three months ended March 31, 2025.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024	% Change
Operating revenues	$45,524	$18,559	145.3%
Direct operating expenses	43,088	14,910	189.0
Depreciation	1,531	475	222.3
Selling, general and administrative expense	2,259	389	480.7
Acquisition transaction costs	21	—	—
Operating income (loss)	$(1,375)	$2,785	(149.4)
Q2 FY25 FORM 10-Q | 41

Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $45.5 million and $18.6 million during the three months ended March 31, 2025 and 2024, respectively, primarily consisted of $17.9 million and $15.8 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation. During the three months ended March 31, 2025, operating revenues also consisted of $24.7 million from Kenera's manufacturing and engineering operations. Of which, $7.9 million is related to intercompany revenues that were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $43.1 million and $14.9 million during the three months ended March 31, 2025 and 2024, respectively, primarily consisted of $10.3 million and $1.6 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $11.2 million and $9.9 million, respectively, and medical stop loss expenses of $5.2 million and $3.2 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the three months ended March 31, 2025, direct operating expenses also consisted of $12.2 million from Kenera's manufacturing and engineering operations.

Results of Operations for the Six Months Ended March 31, 2025 and 2024
It is important to note that results presented for the six months ended March 31, 2025 reflect a full 182 days of H&P operations and 75 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
Consolidated Results of Operations
Net Income We reported income of $56.4 million ($0.56 per diluted share) for the six months ended March 31, 2025 compared to income of $180.0 million ($1.79 per diluted share) for the six months ended March 31, 2024.
Operating Revenue Consolidated operating revenues were $1.7 billion and $1.4 billion for the six months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $320.6 million of revenue during the six months ended March 31, 2025.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $1.1 billion and $804.9 million for the six months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $260.7 million in direct operating expenses during the six months ended March 31, 2025.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $256.7 million during the six months ended March 31, 2025 compared to $198.5 million during the six months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $57.1 million in depreciation and amortization expense during the six months ended March 31, 2025.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $143.9 million during the six months ended March 31, 2025 compared to $117.8 million during the six months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $19.6 million in selling, general and administrative expenses during the six months ended March 31, 2025.
Acquisition Transaction Costs During the six months ended March 31, 2025 and 2024, we recognized approximately $40.4 million and $0.9 million, respectively, in acquisition transaction costs associated with the Acquisition. These non-recurring costs are primarily related to third-party legal and advisory services. See Note 3—Business Combination for additional details related to the Acquisition.
Interest Expense Interest expenses were $50.6 million and $8.6 million for the six months ended March 31, 2025 and 2024, respectively. The increase was primarily driven by accrued interest associated with our September 2024 senior notes offering and Term Loan Credit Agreement. See Note 6—Debt for additional details related to our debt agreements.
Gain (Loss) on Investment Securities During the six months ended March 31, 2025, we recognized an aggregate gain of $14.4 million on investment securities. The aggregate gain consisted of $14.4 million, $10.2 million and $2.1 million of gains on various geothermal equity investments, our investment in Galileo, and our investment in Tamboran, respectively, due to changes in the fair value of the investments. The gain was partially offset by a $12.4 million loss on our sale of equity securities in ADNOC Drilling, of which $8.4 million is associated with the change in the fair value of the investment and $4.0 million relates to transaction fees associated with the sale of the securities. During the six months ended March 31, 2024, we recognized an aggregate loss of $0.3 million on investment securities. The loss was primarily due to a $2.1 million loss on our equity investment in ADNOC Drilling, partially offset by a $1.8 million gain on our investment in Tamboran Corp.; both of which were a result of fluctuations in the fair market value of the stocks.
Q2 FY25 FORM 10-Q | 42

Income Taxes For the six months ended March 31, 2025 we had income tax expense of $63.1 million (which includes a discrete tax expense of $0.7 million primarily related to equity compensation) compared to income tax expense of $62.3 million (which includes a discrete tax benefit of $0.9 million related to equity compensation) for the six months ended March 31, 2024. Our statutory federal income tax rate for fiscal year 2025 and 2024 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$1,197,839	$1,207,621	(0.8)%
Direct operating expenses	666,420	680,138	(2.0)
Depreciation and amortization	175,487	184,592	(4.9)
Research and development	18,943	21,695	(12.7)
Selling, general and administrative expense	31,294	29,573	5.8
Acquisition transaction costs	34	—	—
Asset impairment charges	1,507	—	—
Segment operating income	$304,154	$291,623	4.3

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	531,419	527,483	0.7
Revenue days[3]	27,123	27,834	(2.6)
Average active rigs[4]	149	152	(2.0)
Number of active rigs at the end of period[5]	150	152	(1.3)
Number of available rigs at the end of period	224	233	(3.9)
Reimbursements of "out-of-pocket" expenses	$146,034	$143,312	1.9
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
Operating Revenues During the six months ended March 31, 2025, operating revenue decreased by $9.8 million compared to the same period in 2024. This decrease was mainly driven by reduced activity levels, although it was partially offset by an increase in ancillary service revenues.
Direct Operating Expenses Direct operating expenses decreased to $666.4 million during the six months ended March 31, 2025 as compared to $680.1 million during the six months ended March 31, 2024. This decrease was primarily driven by a decrease in rig activity.

    Depreciation and Amortization Expense Depreciation and amortization expense increased to $175.5 million during the six months ended March 31, 2025 as compared to $184.6 million during the six months ended March 31, 2024. The decrease was primarily driven by $8.2 million of accelerated depreciation recognized during the six months ended March 31, 2024 for components on rigs that were scheduled for conversion.
Asset Impairment Charges During the six months ended March 31, 2025, we identified a domestic drilling rig that met the asset held-for-sale criteria. The rig's net book value of $1.7 million was written down to its estimated scrap value of $0.2 million, resulting in a non-cash impairment charge of $1.5 million in our North America Solutions segment during the three and six months ended March 31, 2025.
Q2 FY25 FORM 10-Q | 43

International Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$295,389	$100,630	193.5%
Direct operating expenses	275,411	79,671	245.7
Depreciation and amortization	61,981	4,752	1,204.3
Selling, general and administrative expense	7,254	4,853	49.5
Acquisition transaction costs	210	—	—
Segment operating income (loss)	$(49,467)	$11,354	(535.7)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$19,978	$20,959	(4.7)
Revenue days[3]	7,887	2,211	256.7
Average active rigs[4]	43	12	258.3
Number of active rigs at the end of period[5]	76	11	590.9
Number of available rigs at the end of period	153	22	595.5
Reimbursements of "out-of-pocket" expenses	$10,589	$5,348	98.0
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
Operating Revenues Operating revenues were $295.4 million and $100.6 million in the six months ended March 31, 2025 and 2024, respectively. The $194.8 million increase in operating revenues was primarily driven by an additional $181.2 million in revenue generated from expanded operations following the Acquisition and increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Direct Operating Expenses Direct operating expenses increased to $275.4 million during the six months ended March 31, 2025 as compared to $79.7 million during the six months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $146.3 million in direct operating expense during the six months ended March 31, 2025 and a result of start up costs associated with our increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Depreciation and Amortization Expense Depreciation expense increased to $62.0 million during the six months ended March 31, 2025 compared to $4.8 million during the six months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $49.5 million in depreciation and amortization expense during the six months ended March 31, 2025.

Q2 FY25 FORM 10-Q | 44

Offshore Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$178,290	$51,444	246.6%
Direct operating expenses	145,565	42,589	241.8
Depreciation and amortization	9,757	4,009	143.4
Selling, general and administrative expense	2,028	1,716	18.2
Acquisition transaction costs	60	—	—
Segment operating income	$20,880	$3,130	567.1

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	32,725	8,855	269.6
Revenue days[3]	546	562	(2.8)
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$34,161	$16,684	104.8
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
Operating Revenues Operating revenues were $178.3 million and $51.4 million in the six months ended March 31, 2025 and 2024, respectively. The $126.8 million increase in operating revenues was primarily driven by an additional $122.7 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $145.6 million during the six months ended March 31, 2025 as compared to $42.6 million during the six months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $102.2 million in direct operating expense during the six months ended March 31, 2025.
Depreciation and Amortization Expense Depreciation expense increased to $9.8 million during the six months ended March 31, 2025 compared to $4.0 million during the three months ended March 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $6.1 million in depreciation and amortization expense during the six months ended March 31, 2025.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Six Months Ended March 31,
(in thousands)	2025	2024	% Change
Operating revenues	$64,806	$36,367	78.2%
Direct operating expenses	60,825	31,999	90.1
Depreciation	1,933	947	104.1
Selling, general and administrative expense	2,628	703	273.8
Acquisition transaction costs	21	—	—
Operating income (loss)	$(601)	$2,718	(122.1)
Q2 FY25 FORM 10-Q | 45

Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $64.8 million and $36.4 million during the six months ended March 31, 2025 and 2024, respectively, primarily consisted of $34.5 million and $31.0 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation. During the six months ended March 31, 2025, operating revenues also consisted of $24.7 million from Kenera's manufacturing and engineering operations. Of which, $7.9 million is related to intercompany revenues that were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $60.8 million and $32.0 million during the six months ended March 31, 2025 and 2024, respectively, primarily consisted of $14.2 million and $5.1 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $21.7 million and $19.0 million, respectively, and medical stop loss expenses of $10.4 million and $7.3 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the six months ended March 31, 2025, direct operating expenses also consisted of $12.2 million from Kenera's manufacturing and engineering operations.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the Amended Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, repaying our outstanding indebtedness, and funding the Acquisition. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments. Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may return cash to shareholders through dividends or share repurchases, or we may invest in highly rated short-term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, highly rated corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable.
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
Net working capital (defined as current assets less current liabilities) was $605.6 million and $745.1 million as of March 31, 2025 and September 30, 2024, respectively.
As of March 31, 2025, we had cash and cash equivalents of $174.8 million, restricted cash of $70.3 million and short-term investments of $20.8 million. Our cash flows for the six months ended March 31, 2025, and 2024 are presented below:

	Six Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$214,404	$318,517
Investing activities	(1,815,523)	(224,473)
Financing activities	311,107	(148,099)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,406	—
Net decrease in cash, cash equivalents and restricted cash	$(1,283,606)	$(54,055)
Q2 FY25 FORM 10-Q | 46

Operating Activities
Cash flows provided by operating activities were approximately $214.4 million and $318.5 million for the six months ended March 31, 2025 and 2024, respectively. The change in cash provided by operating activities is primarily driven by start-up costs associated with our commencement of our operations in Saudi Arabia and acquisition transaction costs associated with the Acquisition.
Investing Activities
Capital Expenditures Our capital expenditures during the six months ended March 31, 2025 were $265.2 million compared to $254.7 million during the six months ended March 31, 2024. The increase in capital expenditures is driven by the completion of the Acquisition, resulting in an additional $42.5 million of capital expenditures during the six months ended March 31, 2025.
Net Sales of Short-Term Investments Our net sales of short-term investments during the six months ended March 31, 2025 were $261.6 million compared to net sales of $12.4 million during the six months ended March 31, 2024. The increase in activity is primarily driven by $193.3 million of net proceeds received from the liquidation of shares in ADNOC Drilling and our ongoing liquidity management.
Payment for the Acquisition of Business, Net of Cash Received During the six months ended March 31, 2025, H&P completed the Acquisition by paying approximately $2.0 billion in cash. This included acquiring $196.7 million in cash and cash equivalents, resulting in a net cash payment of $1.8 billion. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Sale of Assets Our proceeds from asset sales during the six months ended March 31, 2025 were $26.1 million compared to proceeds of $20.9 million during the six months ended March 31, 2024. The increase in proceeds is mainly driven by higher reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid cash dividends of $0.50 per share during the six months ended March 31, 2025. Comparatively, during the six months ended March 31, 2024, we paid dividends of $0.84 per share, comprising of a base cash dividend of $0.50 and a supplemental cash dividend of $0.34. Total dividends paid were $50.3 million and $84.4 million during the six months ended March 31, 2025 and 2024, respectively.
Debt Issuance Proceeds and Payment On January 16, 2025, we received $400.0 million of proceeds from the Term Loan Credit Agreement. During the three months ended March 31, 2025, the Company repaid $25.0 million of the outstanding balance on the Term Loan Credit Agreement. For additional information regarding debt issuance and repayment, refer to Note 6—Debt.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the six months ended March 31, 2025. We repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including excise tax of $0.3 million during the six months ended March 31, 2024.
Senior Notes Issued in Fiscal Year 2024
On September 17, 2024, we completed a private offering of $1.25 billion aggregate principal amount of senior notes, comprised of the following tranches (collectively, the “Notes”): $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027 issued at a price equal to 99.958 percent of their face value, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029 issued at a price equal to 99.883 percent of their face value and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034 issued at a price equal to 99.670 percent of their face value. Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2025.
On January 16, 2025, H&P completed the Acquisition, and the Company used the net proceeds of the Notes, together with the proceeds of its term loan credit agreement (discussed below) and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag’s outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. The net proceeds reduced the commitments under the Company’s Bridge Loan Facility (refer to Note 6—Debt for additional information regarding the Bridge Loan Facility) for purposes of financing the Acquisition.
Q2 FY25 FORM 10-Q | 47

In connection with the issuance of the Notes, the Company also entered into a registration rights agreement, dated as of September 17, 2024 (the "Registration Rights Agreement"), with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to: (i) file a registration statement (the “Exchange Offer Registration Statement”) with the SEC to register an offer to exchange each series of the Notes for freely tradable notes having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”); (ii) use commercially reasonable efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act not later than the later of (x) the 30th day following the Company’s filing of a Current Report on Form 8-K or an amendment thereto including the financial statements of KCA Deutag and pro forma financial information related to the Company’s acquisition of KCA Deutag required by Items 9.01(a) and 9.01(b) of Form 8-K (the “KCA Deutag Financials Form 8-K”) and (y) June 16, 2025; and (iii) use commercially reasonable efforts to cause the Registered Exchange Offer to be completed not later than the later of (x) the 60th day following the Company’s filing of the KCA Deutag Financials Form 8-K and (y) July 14, 2025 (the “Exchange Offer Closing Deadline”), subject to certain limitations.
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
Senior Notes Issued in Fiscal Year 2021
On September 29, 2021, we issued $550.0 million aggregate principal amount of the 2.90% senior notes due 2031 ("the 2031 Notes") in an offering to persons reasonably believed to be qualified institutional buyers in the United States pursuant to Rule 144A under the Securities Act as amended (the "Securities Act") and to certain non-U.S. persons in transactions outside the United States pursuant to Regulation S under the Securities Act. Interest on the 2031 Notes is payable semi-annually on March 29 and September 29 of each year, commencing on March 29, 2022.
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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), dated as of August 14, 2024, among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million, which reduced the commitments under the Company's bridge loan facility (refer to Note 6—Debt for additional information regarding the Bridge Loan Facility) for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. During the three months ended March 31, 2025, the Company repaid $25.0 million of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of March 31, 2025, was $375.0 million.
Q2 FY25 FORM 10-Q | 48

The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of March 31, 2025, the interest rate on the Term Loan was 5.660 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan was 5.659 percent for the three months ended March 31, 2025.
2024 Oman Facility
In connection with the completion of the Acquisition, KCA Deutag Energy LLC (“KCAD Energy”) became a wholly-owned subsidiary of the Company. On April 25, 2024, KCAD Energy entered into the 2024 Oman Facility, which is fully drawn.
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which bear interest payable quarterly at a fixed rate of 7.00 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2024 Oman Facility plus 2.60 percent. During the three months ended March 31, 2025, the Company received the final draw down of $1.4 million and repaid $0.9 million of the outstanding balance on the facility. Of the $44.8 million borrowings outstanding at March 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR $17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
There is an annual financial covenant in the 2024 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2024 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
2023 Oman Facility
In connection with the completion of the Acquisition, KCAD Energy became a wholly-owned subsidiary of the Company. On June 19, 2023, KCAD Energy entered into the 2023 Oman Facility, which is fully drawn.
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which bear interest payable quarterly at a fixed rate of 6.25 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2023 Oman Facility plus 2.79 percent. During the three months ended March 31, 2025, the Company repaid $0.9 million of the outstanding balance on the facility. Of the $41.5 million borrowings outstanding at March 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR $17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
There is an annual financial covenant in the 2023 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2023 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
Amended Credit Facility
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
Under the terms of the Amended Credit Facility, the Company may obtain unsecured revolving loans in an aggregate principal amount not to exceed $950.0 million outstanding at any time. $775.0 million of the revolving commitments under the Amended Credit Facility expire on November 12, 2028 and $175.0 million of the revolving commitments mature on November 10, 2027 (the “Stated Maturity Date”), but the Company may request 2 one-year extensions of the Stated Maturity Date, subject to satisfaction of certain conditions. Commitments under the Amended Credit Facility may be increased by up to $100.0 million, subject to the agreement of the Company and new or existing Revolving Credit Agreement Lenders.
Q2 FY25 FORM 10-Q | 49

The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2025, the spread over SOFR would have been 1.25 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.15 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of March 31, 2025, we had $375.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $375.0 million, $153.4 million was outstanding as of March 31, 2025. Separately, we had $47.1 million in standby letters of credit and bank guarantees outstanding. In total, we had $200.5 million outstanding as of March 31, 2025.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2025, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2025 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. Our indebtedness under our unsecured senior notes totaled $1.8 billion at March 31, 2025 and comprised of the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034. Our indebtedness under our unsecured term loan credit agreement totaled $375.0 million at March 31, 2025 and matures in January 2027. Our indebtedness under our secured term loan credit agreements totaled $86.3 million at March 31, 2025, of which $6.8 million is due within one year, and the remaining balance is comprised of the following maturities: $38.1 million due December 2033 and $41.4 million due December 2034. This debt is allocated specifically to finance the ongoing rig construction activities in Oman.
As of March 31, 2025, we had a $646.2 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations. As of March 31, 2025, we have recorded unrecognized tax benefits and related interest and penalties of approximately $23.9 million.

Material Commitments
Material commitments as reported in our 2024 Annual Report on Form 10-K have not changed significantly as of March 31, 2025, other than those disclosed in Note 3—Business Combination, Note 6—Debt, and Note 13—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2024 Annual Report on Form 10-K.
Q2 FY25 FORM 10-Q | 50

Fair Value Estimates in Business Combination Accounting
In addition to the critical accounting policies and estimates previously disclosed, due to the Acquisition, we also consider estimates used in applying the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, to be part of our critical accounting policies and estimates due to the high degree of judgment and complexity in its application. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets, estimated asset replacement costs, and applicable discount rates. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at January 16, 2025. Refer to Note 3—Business Combination to the accompanying condensed consolidated financial statements for additional information about accounting for the Acquisition.
Based on management's evaluation, there have been no material changes in these critical accounting policies and estimates.

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
Q2 FY25 FORM 10-Q | 51

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2025	2024	2025	2024
NORTH AMERICA SOLUTIONS
Segment operating income	$151,943	$147,224	$304,154	$291,623
Add back:
Depreciation and amortization	87,151	97,573	175,487	184,592
Research and development	9,502	12,972	18,943	21,695
Selling, general and administrative expense	15,484	13,682	31,294	29,573
Acquisition transaction costs	34	—	34	—
Asset impairment charges	1,507	—	1,507	—
Direct margin (Non-GAAP)	$265,621	$271,451	$531,419	$527,483

INTERNATIONAL SOLUTIONS
Segment operating income (loss)	$(34,983)	$4,070	$(49,467)	$11,354
Add back:
Depreciation and amortization	57,153	2,418	61,981	4,752
Selling, general and administrative expense	4,546	2,377	7,254	4,853
Acquisition transaction costs	210	—	210	—
Direct margin (Non-GAAP)	$26,926	$8,865	$19,978	$20,959

OFFSHORE SOLUTIONS
Segment operating income	$17,375	$78	$20,880	$3,130
Add back:
Depreciation and amortization	7,777	1,941	9,757	4,009
Selling, general and administrative expense	964	884	2,028	1,716
Acquisition transaction costs	60	—	60	—
Direct margin (Non-GAAP)	$26,176	$2,903	$32,725	$8,855

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
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K filed with the SEC on November 13, 2024;

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Q2 FY25 FORM 10-Q | 52

Changes in Internal Control over Financial Reporting
In connection with the Acquisition, the Company now has additional accounting systems and control processes at its KCA Deutag subsidiaries and has implemented new consolidation controls and procedures. Management will continue the process of analyzing, evaluating and, where necessary, implementing changes in controls and procedures related to the Acquisition. This process may result in further additions or changes to the Company’s internal control over financial reporting. Other than these items, there were no other significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 13—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2024 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
On March 4, 2025, Cara Hair, Senior Vice President, Corporate Services and Chief Legal and Compliance Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 44,157 shares of Company common stock between June 4, 2025 and March 3, 2026, subject to certain conditions, 31,000 of which shares are to be acquired upon the exercise of employee stock options.

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2025, filed on May 9, 2025, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q2 FY25 FORM 10-Q | 53

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 9, 2025	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	May 9, 2025	By:	/S/ J. KEVIN VANN
J. Kevin Vann Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q2 FY25 FORM 10-Q | 54