Form 10-Q
period 2025-06-30
Helmerich & Payne, Inc.
filed 2025-08-11
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT JULY 31, 2025
Common Stock, $0.10 par value	99,439,833

Q3 FY25 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
(in thousands except share data)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$166,074	$217,341
Restricted cash	59,412	68,902
Short-term investments	21,325	292,919
Accounts receivable, net of allowance of $16,803 and $2,977, respectively	782,625	418,604
Inventories of materials and supplies, net	329,985	117,884
Prepaid expenses and other, net	116,853	76,419
Assets held-for-sale	14,238	—
Total current assets	1,490,512	1,192,069

Investments, net	102,448	100,567
Property, plant and equipment, net	4,408,156	3,016,277
Other Noncurrent Assets:
Goodwill	166,559	45,653
Intangible assets, net	493,795	54,147
Operating lease right-of-use assets	120,213	67,076
Restricted cash	1,640	1,242,417
Other assets, net	78,680	63,692
Total other noncurrent assets	860,887	1,472,985

Total assets	$6,862,003	$5,781,898

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$240,864	$135,084
Dividends payable	25,204	25,024
Accrued liabilities	536,842	286,841
Current portion of long-term debt, net	6,859	—
Total current liabilities	809,769	446,949

Noncurrent Liabilities:
Long-term debt, net	2,184,836	1,782,182
Deferred income taxes	614,633	495,481
Retirement benefit obligations	119,603	6,524
Other	266,435	133,610
Total noncurrent liabilities	3,185,507	2,417,797
Commitments and Contingencies (Note 14)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of June 30, 2025 and September 30, 2024, and 99,434,289 and 98,755,412 shares outstanding as of June 30, 2025 and September 30, 2024, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	505,657	518,083
Retained earnings	2,701,649	2,883,590
Accumulated other comprehensive income (loss)	9,501	(6,350)
Treasury stock, at cost,12,788,576 shares and 13,467,453 shares as of June 30, 2025 and September 30, 2024, respectively	(464,069)	(489,393)
Non-controlling interest	102,767	—
Total shareholders’ equity	2,866,727	2,917,152

Total liabilities and shareholders' equity	$6,862,003	$5,781,898
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY25 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
OPERATING REVENUES
Drilling services	$1,037,876	$695,139	$2,724,883	$2,054,835
Other	3,048	2,585	9,382	7,979
	1,040,924	697,724	2,734,265	2,062,814
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	704,224	414,880	1,816,797	1,217,664
Other operating expenses	31,059	1,144	35,700	3,307
Depreciation and amortization	179,491	97,816	436,228	296,352
Research and development	7,777	10,555	26,558	32,105
Selling, general and administrative	65,506	60,194	209,407	177,963
Acquisition transaction costs	8,623	6,680	49,025	7,530
Asset impairment charges	173,258	—	175,102	—
Restructuring charges	4,681	—	4,681	—
Gain on reimbursement of drilling equipment	(6,773)	(9,732)	(26,149)	(24,687)
Other loss on sale of assets	1,347	2,730	2,136	2,718
	1,169,193	584,267	2,729,485	1,712,952
OPERATING INCOME (LOSS)	(128,269)	113,457	4,780	349,862
Other income (expense)
Interest and dividend income	2,856	11,888	31,854	29,189
Interest expense	(29,200)	(4,336)	(79,836)	(12,969)
Gain (loss) on investment securities	(337)	389	14,084	102
Foreign currency exchange loss	(9,216)	(2,144)	(16,137)	(4,509)
Other	31,258	3,134	33,214	2,991
	(4,639)	8,931	(16,821)	14,804
Income (loss) before income taxes	(132,908)	122,388	(12,041)	364,666
Income tax expense	28,991	33,703	92,100	95,977
NET INCOME (LOSS)	(161,899)	88,685	(104,141)	268,689
Net income attributable to non-controlling interest	859	—	2,191	—
NET INCOME (LOSS) ATTRIBUTABLE TO HELMERICH & PAYNE, INC.	$(162,758)	$88,685	$(106,332)	$268,689

Earnings (loss) per share attributable to Helmerich & Payne, Inc.:
Basic	$(1.64)	$0.89	$(1.08)	$2.68
Diluted	$(1.64)	$0.88	$(1.08)	$2.67

Weighted average shares outstanding:
Basic	99,422	98,752	99,214	98,891
Diluted	99,422	99,007	99,214	99,116
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY25 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$(161,899)	$88,685	$(104,141)	$268,689
Other comprehensive income (loss), net of income taxes:
Net change related to employee benefit plans	53	134	160	402
Unrealized gain (loss) on available-for-sale debt securities	(92)	(920)	808	(920)
Currency translation adjustment	8,476	—	14,883	—
Other comprehensive income (loss)	8,437	(786)	15,851	(518)
Comprehensive income (loss)	$(153,462)	$87,899	$(88,290)	$268,171
Comprehensive income attributable to non-controlling interest	859	—	2,191	—
Comprehensive income (loss) attributable to Helmerich & Payne, Inc.	$(154,321)	$87,899	$(90,481)	$268,171
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY25 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three and Nine Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$—	$2,917,152
Comprehensive income:
Net income	—	—	—	54,772	—	—	—	—	54,772
Other comprehensive income	—	—	—	—	363	—	—	—	363
Dividends declared	—	—	—	(25,151)	—	—	—	—	(25,151)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(23,125)	—	—	(431)	16,212	—	(6,913)
Stock-based compensation	—	—	6,851	—	—	—	—	—	6,851
Other	—	—	(293)	—	—	—	—	—	(293)
Balance at December 31, 2024	112,222	$11,222	$501,516	$2,913,211	$(5,987)	13,036	$(473,181)	$—	$2,946,781
Comprehensive income:
Net income	—	—	—	1,654	—	—	—	1,332	2,986
Other comprehensive income	—	—	—	—	7,051	—	—	—	7,051
Estimated preliminary fair value of non-controlling interests acquired	—	—	—	—	—	—	—	116,061	116,061
Dividends declared	—	—	—	(25,257)	—	—	—	(104)	(25,361)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(11,974)	—	—	(228)	8,280	—	(3,694)
Stock-based compensation	—	—	8,098	—	—	—	—	—	8,098
Other	—	—	341	—	—	—	—	—	341
Balance at March 31, 2025	112,222	$11,222	$497,981	$2,889,608	$1,064	12,808	$(464,901)	$117,289	$3,052,263
Comprehensive income (loss):
Net income (loss)	—	—	—	(162,758)	—	—	—	859	(161,899)
Other comprehensive income	—	—	—	—	8,437	—	—	—	8,437
Dividends declared	—	—	—	(25,201)	—	—	—	—	(25,201)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(15,381)	(15,381)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(982)	—	—	(19)	832	—	(150)
Stock-based compensation	—	—	7,888	—	—	—	—	—	7,888
Other	—	—	770	—	—	—	—	—	770
Balance at June 30, 2025	112,222	$11,222	$505,657	$2,701,649	$9,501	12,789	$(464,069)	$102,767	$2,866,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY25 FORM 10-Q | 6

	Three and Nine Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$2,771,943
Comprehensive income:
Net income	—	—	—	95,173	—	—	—	95,173
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.34 supplemental per share)	—	—	—	(59,094)	—	—	—	(59,094)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(26,661)	—	—	(495)	17,841	(8,820)
Stock-based compensation	—	—	7,672	—	—	—	—	7,672
Share repurchases	—	—	—	—	—	1,298	(47,654)	(47,654)
Other	—	—	292	—	—	—	—	292
Balance at December 31, 2023	112,222	$11,222	$506,672	$2,743,794	$(7,847)	13,599	$(494,195)	$2,759,646
Comprehensive income:
Net income	—	—	—	84,831	—	—	—	84,831
Other comprehensive income	—	—	—	—	134	—	—	134
Dividends declared ($0.25 base per share, $0.17 supplemental per share)	—	—	—	(42,130)	—	—	—	(42,130)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(12,012)	—	—	(230)	8,656	(3,356)
Stock-based compensation	—	—	8,429	—	—	—	—	8,429
Share repurchases	—	—	—	—	—	102	(3,977)	(3,977)
Other	—	—	(503)	—	—	—	—	(503)
Balance at March 31, 2024	112,222	$11,222	$502,586	$2,786,495	$(7,713)	13,471	$(489,516)	$2,803,074
Comprehensive income (loss):
Net income	—	—	—	88,685	—	—	—	88,685
Other comprehensive loss	—	—	—	—	(786)	—	—	(786)
Dividends declared ($0.25 base per share, $0.17 supplemental per share)	—	—	—	(42,044)	—	—	—	(42,044)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(123)	—	—	(4)	123	—
Stock-based compensation	—	—	7,676	—	—	—	—	7,676
Other	—	—	240	—	—	—	—	240
Balance at June 30, 2024	112,222	$11,222	$510,379	$2,833,136	$(8,499)	13,467	$(489,393)	$2,856,845
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q3 FY25 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(104,141)	$268,689
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	436,228	296,352
Asset impairment charges	175,102	—
Amortization of debt discount and debt issuance costs	4,799	445
Stock-based compensation	22,837	23,777
Gain on investment securities	(14,084)	(102)
Gain on reimbursement of drilling equipment	(26,149)	(24,687)
Other loss on sale of assets	2,136	2,718
Deferred income tax benefit	(64,649)	(23,634)
Other	5,832	2,353
Change in assets and liabilities
Accounts receivable	2,299	(6,936)
Inventories of materials and supplies	(17,538)	(20,595)
Prepaid expenses and other	(56,792)	(4,042)
Other noncurrent assets	(14,610)	(20,165)
Accounts payable	(1,108)	21,959
Accrued liabilities	(72,884)	7,744
Other noncurrent liabilities	58,722	(7,969)
Net cash provided by operating activities	336,000	515,907
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(362,232)	(389,095)
Purchase of short-term investments	(111,678)	(148,451)
Purchase of long-term investments	(2,055)	(9,167)
Payment for acquisition of business, net of cash acquired	(1,838,852)	—
Proceeds from sale of short-term investments	373,028	152,034
Proceeds from sale of long-term investments	31,990	—
Insurance proceeds from involuntary conversion	2,366	5,533
Proceeds from asset sales	34,923	35,148
Net cash used in investing activities	(1,872,510)	(353,998)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(75,534)	(126,417)
Distributions to non-controlling interests	(15,380)	—
Proceeds from debt issuance	400,000	—
Debt issuance costs	(2,629)	—
Payments for employee taxes on net settlement of equity awards	(10,759)	(12,176)
Payment of contingent consideration from acquisition of business	—	(6,250)
Payments on unsecured long-term debt	(73,000)	—
Share repurchases	—	(51,302)
Other	(2,044)	—
Net cash provided by (used in) financing activities	220,654	(196,145)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,322	—
Net decrease in cash, cash equivalents and restricted cash	(1,301,534)	(34,236)
Cash, cash equivalents and restricted cash, beginning of period	1,528,660	316,238
Cash, cash equivalents and restricted cash, end of period	$227,126	$282,002

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$67,724	$8,150
Income tax paid	164,631	139,594
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	41,038	10,235
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	11,943	(9,052)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY25 FORM 10-Q | 8

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
KCA Deutag Acquisition
On January 16, 2025 (the “Closing Date” or "Acquisition Date"), H&P completed its acquisition of the entire issued share capital (the "Acquisition") of KCA Deutag International Limited ("KCA Deutag") pursuant to the Sale and Purchase Agreement (the "Purchase Agreement"). H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag's existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. The Company's results presented for the nine months ended June 30, 2025 reflect a full 273 days of legacy H&P operations and 166 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
KCA Deutag is a diverse global drilling company. The company derives a significant portion of its revenues and cash flow from its land operations and has a substantial land drilling presence in the Middle East with additional operations in South America, Europe, and Nothern Africa. In addition to its land operations, the company has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada. Management contract operations provide services to customer platforms where the customer owns the drilling rig. KCA Deutag’s Kenera business unit comprises manufacturing and engineering operations, including Bentec, with three facilities serving the energy industry.
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
Q3 FY25 FORM 10-Q | 9

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
As of June 30, 2025 and September 30, 2024, restricted cash was $61.1 million and $1.3 billion, respectively. Of the total at June 30, 2025 and September 30, 2024, $59.4 million and $68.9 million, respectively, represents the amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Additionally, of the total at September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price of the Acquisition and to repay certain of KCA Deutag's outstanding indebtedness and was subsequently used during the nine months ended June 30, 2025 to fund the Acquisition. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30,		September 30,
(in thousands)	2025	2024	2024	2023
Current Assets:
Cash and cash equivalents	$166,074	$203,633	$217,341	$257,174
Restricted cash	59,412	78,369	68,902	59,064
Other Noncurrent Assets:
Restricted cash	1,640	—	1,242,417	—
Total cash, cash equivalents, and restricted cash	$227,126	$282,002	$1,528,660	$316,238
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
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the New York Stock Exchange ("NYSE") or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares of Tamboran Corp. Additionally and separately, one of our executive officers served as a director of Tamboran Corp until his resignation in July 2025. Refer to Note 12—Fair Value Measurement of Financial Instruments for additional information related to our investment.
Q3 FY25 FORM 10-Q | 10

Concurrent with the October 2022 investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of June 30, 2025, we recorded $0.9 million in receivables and $4.3 million in contract liabilities on our Unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024, we recorded $5.0 million in receivables and $3.9 million in contract liabilities on our Consolidated Balance Sheets. We recognized $3.1 million and $11.3 million in revenue on our Unaudited Condensed Consolidated Statement of Operations during the three and nine months ended June 30, 2025, respectively, related to the drilling services agreement with Tamboran Resources, compared to $2.9 million and $9.9 million for the three and nine months ended June 30, 2024, respectively. We expect to earn $30.7 million in revenue over the remaining contract term, and, as such, this amount is included within our contract backlog as of June 30, 2025.
Change in Accounting Estimate
In accordance with its policy, the Company reviews the estimated useful lives of its fixed assets and intangible assets on an ongoing basis. As a result of this review, based on events occurring during the three months ended June 30, 2025, the Company adjusted the estimated useful life of the intangible assets arising from the Acquisition. The weighted average useful life for customer relationships decreased from 15 years to 9 years. This change was effective and accounted for prospectively beginning on April 1, 2025. The effects of this change in the estimated useful life for the three and nine months ended June 30, 2025, was an increase in amortization expense of $7.8 million, a decrease in net income of $6.2 million, and a decrease to basic and diluted earnings per share of $0.06.
Q3 FY25 FORM 10-Q | 11

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
Standards that are not yet adopted as of June 30, 2025
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
We plan to adopt this ASU, as required, during fiscal year 2025, with the first disclosure enhancements reflected in our fiscal year 2025 Form 10-K. The adoption requires us to provide additional disclosures related to our segments, but otherwise it does not materially impact our financial statements.

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

Q3 FY25 FORM 10-Q | 12

Self-Insurance
We continue to use our captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs primarily consisted of adjustments of $29.3 million and $5.3 million to accruals for estimated losses for the three months ended June 30, 2025 and 2024, respectively, and $43.5 million and $10.4 million for the nine months ended June 30, 2025 and 2024, respectively, and rig and casualty insurance premiums of $10.1 million and $9.5 million during the three months ended June 30, 2025 and 2024, respectively, and $31.8 million and $28.5 million for the nine months ended June 30, 2025 and 2024, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended June 30, 2025 and 2024 amounted to $16.3 million and $14.7 million, respectively, and $50.8 million and $45.7 million for the nine months ended June 30, 2025 and 2024, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Solutions reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the three months ended June 30, 2025 and 2024 were $4.4 million and $4.1 million, respectively, and $14.8 million and $11.4 million for the nine months ended June 30, 2025 and 2024, respectively.
Foreign Currencies
The reporting and functional currency of the parent company, H&P, is the United States Dollar ("USD"). Our foreign subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the functional currency). For some of our foreign subsidiaries, functional currency is not measured in U.S. Dollars, and, instead, is equal to the local currency. On consolidation, the assets and liabilities of our non U.S. Dollar functional entities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are recorded as a separate component of stockholders’ equity and are included in Other comprehensive income or loss on the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss).
For foreign subsidiaries where the functional currency is the USD, monetary assets and liabilities are remeasured at the exchange rate in effect at the balance sheet date, while non-monetary items are remeasured at historical exchange rates. Revenues and expenses are remeasured at the average exchange rates prevailing during the reporting period. Gains and losses resulting from remeasurement are included within Foreign currency loss on the Unaudited Condensed Consolidated Statements of Operations.
Prior to the three months ended March 31, 2025, foreign currency exchange gains and losses were presented in the operating costs and expense line items to which they relate, namely within Drilling services operating expenses, on our Consolidated Statements of Operations. To conform with the current period presentation, we reclassified amounts previously presented in separate line items within operating costs and expenses to the Foreign currency exchange loss line on our Consolidated Statements of Operations for the three and nine months ended June 30, 2024. The impact of this change was not material to any period presented.
International Drilling Risks
International drilling operations may significantly contribute to our revenues and net operating income (loss). There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our international operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, geopolitical developments and tensions, war and uncertainty in oil-producing countries, fluctuations in currency exchange rates, foreign currency exchange restrictions and other difficulties repatriating cash from foreign countries, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.
Because of the impact of local laws, some of our current operations and potential future operations in certain areas may be conducted through entities in which local citizens own interests. Additionally, these operations might involve entities (including joint ventures) where we hold only a minority interest or where operations are carried out under contracts with local entities. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms acceptable to us.
Q3 FY25 FORM 10-Q | 13

During the three and nine months ended June 30, 2025, approximately 36.7 percent and 31.4 percent of our total consolidated operating revenues were generated from international locations compared to 7.0 percent and 7.4 percent during the three and nine months ended June 30, 2024, respectively. Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the three and nine months ended June 30, 2025, approximately 16.1 percent and 13.2 percent of our total consolidated operating revenues were from operations in the Middle East compared to 1.0 percent and 1.1 percent during the three and nine months ended June 30, 2024, respectively. The majority of our operating revenues in the Middle East were from operations in Saudi Arabia and Oman. During the three and nine months ended June 30, 2025, a single customer in Saudi Arabia accounted for 10.0 percent and 7.4 percent of our total consolidated operating revenues, respectively. This customer has the ability to suspend rigs and a portion of our rigs with this customer are currently suspended. The Company's results presented for the nine months ended June 30, 2025 reflect a full 273 days of legacy H&P operations and 166 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

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
Of the $0.9 billion, approximately $80.0 million was deposited into a customary escrow on the Closing Date pending the resolution of certain potential tax obligations of KCA Deutag. In May 2025, these escrowed funds were subsequently released to the shareholders following a determination that KCA Deutag would not be liable for the identified obligations. As part of this release, H&P received approximately $5.2 million, primarily attributable to favorable movements in the euro foreign exchange rate since the Closing Date. This amount is reported within Foreign currency exchange loss in our Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2025.
To finance the purchase price and to pay related fees and expenses, we completed a private offering of $1.25 billion aggregate principal amount of senior notes, together with the proceeds of a term loan credit agreement, cash on hand, and monetization of our investment in ADNOC Drilling. Refer to Note 7—Debt for further details on the senior notes and term loan credit agreement.
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
Q3 FY25 FORM 10-Q | 14

The following table summarizes the preliminary purchase price and the fair values of assets acquired and liabilities assumed at the Acquisition Date:

(in thousands)
Total cash consideration	$2,035,523

Allocation of purchase price
Current assets acquired:
Cash and cash equivalents	196,667
Short-term investments	33
Accounts receivable, net[1]	367,168
Inventories of materials and supplies, net	195,599
Noncurrent assets acquired:
Investments, net	1,146
Property, plant and equipment, net	1,460,732
Intangible assets, net	470,663
Operating lease right-of-use assets	47,277
Total assets acquired	2,739,285

Current liabilities assumed:
Accounts payable and accrued liabilities	478,274
Current portion of long-term debt, net	6,755
Noncurrent liabilities assumed:
Long-term debt, net	78,188
Deferred income taxes	184,849
Retirement benefit obligations	99,043
Other	34,756
Total liabilities assumed	881,865

Estimated preliminary fair value of net assets	$1,857,420
Add: Estimated preliminary fair value of non-controlling interests acquired	116,061
Goodwill	$294,164
(1)The preliminary estimated fair value of accounts receivable is $367.2 million, with the gross contractual amount being $381.3 million. The Company estimates $14.1 million to be uncollectible.
Inventory
Inventory includes materials, supplies and spare parts used as part of contract drilling operations and was valued at fair value using a replacement cost approach.
During the three months ended June 30, 2025, we recorded a measurement period adjustment that increased the estimated fair value of inventory by $2.0 million.
Property, Plant and Equipment
Property, plant and equipment consists primarily of drilling rigs and equipment and will be depreciated on a straight-line basis over the estimated useful lives of the assets. These assets were valued using a combination of replacement cost and a market approach.
Q3 FY25 FORM 10-Q | 15

Intangible Assets
Intangible assets included in the Acquisition consist of developed technology, customer relationships, a trade name, and in-process research and development. The fair values were determined using a combination of the income and market approach. During the three months ended June 30, 2025, we recorded a measurement period adjustment that increased the estimated fair value of intangible assets by $2.0 million.
These assets will be amortized over their respective periods of expected benefit. Refer to Note 6—Goodwill and Intangible Assets for estimated amortization expense over the next five years. The preliminary values assigned to each intangible asset and the corresponding preliminary useful lives, as of the Acquisition Date, are as follows:

(in thousands)	Amount	Weighted Average Useful life (Years)
Customer relationships	$432,200	9 years
Trade name	10,860	10 years
Developed technology	21,420	11 years
In-process research and development	6,183	Indefinite
Estimated fair value of acquired intangible assets	$470,663
As of June 30, 2025, the acquired customer relationships had a weighted average remaining term of 2.7 years until their next contract renewal or extension.
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
We measured the lease liability at the present value of the remaining lease payments, applying a weighted average discount rate of 5.6 percent, as if the acquired lease was a new lease of H&P at the Acquisition Date. The right-of-use asset was measured at the same amount as the lease liability and adjusted by $9.8 million to reflect unfavorable terms of the leases when compared to market terms. We have elected to apply the short-term lease measurement and recognition exemption to leases that have a remaining lease term of 12 months or less at the Acquisition Date. The weighted average remaining lease term for the acquired leases is approximately 10.8 years as of June 30, 2025 .
Goodwill
The amount of goodwill recognized in the Acquisition represents the excess of the gross consideration transferred and the amount of any non-controlling interest over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is attributed to the assembled workforce, anticipated operational synergies, and the allocation of proceeds in excess of the fair value of net identifiable assets acquired. Goodwill arising from the Acquisition is not expected to be deductible for tax reporting purposes. During the three months ended June 30, 2025, certain measurement period adjustments were made to the fair value of inventory and intangible assets (as discussed above) resulting in a $4.0 million decrease in goodwill. Separately, during the same period, we recognized an impairment of a portion of the goodwill arising from the Acquisition. Refer to Note 6—Goodwill and Intangible Assets for additional details.
Long-Term Debt
As discussed above, we paid $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the acquisition. As of the Closing Date, we assumed an aggregate $84.9 million in secured term loan borrowings comprised of two separate agreements as summarized in Note 7—Debt—2024 KCA Deutag Oman Facility and —2023 KCA Deutag Oman Facility.
Q3 FY25 FORM 10-Q | 16

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
Defined Benefit Pension Plans
As a result of the Acquisition, we now maintain pension plans in Germany and the United Kingdom "UK". Refer to Note 13—Employee Benefit Plans for additional details.
Non-controlling Interest
The non-controlling interests acquired represents the portion of certain consolidated subsidiaries that are owned by third-parties and are recorded at estimated fair market value. The non-controlling interests are presented as a separate component of equity in our Unaudited Condensed Consolidated Balance Sheets and the consolidated net income attributable to non-controlling interests is disclosed separately in the Unaudited Condensed Consolidated Statements of Operations.
Results of Operations
KCA Deutag's results of operations for its land operations and offshore management contract operations are reported within our International Solutions and Offshore Solutions operating segments, respectively. KCA Deutag's manufacturing and engineering operations results are included in "Other". The results of operations attributable to the Acquisition have been included in our Unaudited Condensed Consolidated Financial Statements since the date of the acquisition, on January 16, 2025, through June 30, 2025. Revenue and net loss attributable to the net assets acquired for the period January 16, 2025 through June 30, 2025, were $669.2 million and $253.2 million, respectively.
During the three and nine months ended June 30, 2025, we recognized approximately $8.6 million and $49.0 million, respectively, in acquisition transaction costs associated with the Acquisition, as compared to $6.7 million and $7.5 million for the three and nine months ended June 30, 2024, respectively. These non-recurring costs are primarily related to third-party legal, advisory and valuation services and are included in Acquisition transaction costs on the Unaudited Condensed Consolidated Statements of Operations.
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
The following unaudited pro forma combined financial information presents results for the three and nine months ended June 30, 2025 and 2024, as if we had completed the Acquisition on October 1, 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$1,040,924	$1,139,718	$3,220,357	$3,366,714

Net income (loss)	(161,899)	59,989	(177,803)	216,324
Net income attributable to non-controlling interest	859	13,319	6,138	10,355
Net income (loss) attributable to Helmerich & Payne, Inc.	$(162,758)	$46,670	$(183,941)	$205,969
Q3 FY25 FORM 10-Q | 17

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2025 and September 30, 2024 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2025	September 30, 2024
Drilling services equipment	2 - 15 years	$8,095,850	$6,671,975
Tubulars	4 years	605,423	552,773
Real estate properties	10 - 45 years	8,223	48,617
Other	2 - 23 years	612,104	460,857
Construction in progress[1]		203,822	106,183
		9,525,422	7,840,405
Accumulated depreciation		(5,117,266)	(4,824,128)
Property, plant and equipment, net		$4,408,156	$3,016,277

Assets held-for-sale		$14,238	$—
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
Depreciation
Depreciation expense during the three months ended June 30, 2025 and 2024 was $160.8 million and $96.2 million, including abandonments of $0.1 million during each respective period. Depreciation expense during the nine months ended June 30, 2025 and 2024 was $405.1 million and $291.5 million, including abandonments of $2.0 million and $3.2 million, respectively. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
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
Assets Held-for-Sale
During the three months ended June 30, 2025, we committed to a plan to sell a significant portion of our real estate portfolio, including a shopping center comprised of approximately 371,000 leasable square feet with a net book value of $11.0 million. Separately, within the same period, we identified 16 land rigs within our International Solutions operating segment that met the asset held-for-sale criteria with an aggregate remaining net book value of $3.2 million. As a result, a combined total of $14.2 million in real estate and land rig assets were reclassified from Property, plant and equipment to Assets held-for-sale on our Unaudited Condensed Consolidated Balance Sheets during the period.
During the nine months ended June 30, 2025, we identified a domestic drilling rig that met the asset held-for-sale criteria. The rig's net book value of $1.7 million was written down to its estimated scrap value of $0.2 million, resulting in a non-cash impairment charge of $1.5 million in our North America Solutions segment during the nine months ended June 30, 2025.
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $6.8 million and $26.1 million during the three and nine months ended June 30, 2025 as compared to a gain of $9.7 million and $24.7 million during the three and nine months ended June 30, 2024, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.
Q3 FY25 FORM 10-Q | 18

NOTE 5 LEASES
Lease Position

(in thousands)	June 30, 2025	September 30, 2024
Operating lease commitments, including probable extensions[1]	$188,019	$104,535

Discounted using the lessee's incremental borrowing rate	$144,947	$77,316
(Less): short-term leases recognized on a straight-line basis as expense	(445)	(404)
(Less): other	(1,543)	(182)
Lease liability recognized	$142,959	$76,730

Of which:
Current lease liabilities	$34,132	$16,997
Non-current lease liabilities	108,827	59,733
(1)Our future minimum rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future. Those probable extensions are included in the operating lease liability balance.
The recognized right-of-use assets relate to the following types of assets:

(in thousands)	June 30, 2025	September 30, 2024
Real estate properties	$113,902	$66,842
Drilling equipment	6,311	234
Total right-of-use assets	$120,213	$67,076
Lease Costs
The following table presents certain information related to the lease costs for our operating leases:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$9,727	$3,077	$21,135	$9,069
Short-term lease cost	6,659	445	19,903	1,166
Total lease cost	$16,386	$3,522	$41,038	$10,235
Lease Terms and Discount Rates
The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	June 30, 2025	September 30, 2024
Weighted average remaining lease term	10.9	11.6
Weighted average discount rate	5.3%	5.1%
Q3 FY25 FORM 10-Q | 19

Lease Obligations
Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2025 (in thousands) are as follows:

Fiscal Year	Amount
Remainder of 2025	$9,104
2026	22,520
2027	17,152
2028	15,440
2029	14,420
Thereafter	77,129
Total[1]	$155,765
(1)Our future minimum rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future. Those probable extensions are included in the operating lease liability balance.
Of the $155.8 million of future minimum rental payments, $61.8 million is attributable to our recently acquired subsidiary, KCA Deutag.
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

NOTE 6 GOODWILL AND INTANGIBLE ASSETS
Due to the Acquisition, we recognized increases to our goodwill and intangible assets balances as of June 30, 2025. The goodwill and intangible assets recognized as a result of the Acquisition are considered preliminary. The purchase price allocation may be subject to future adjustments due to the final valuation of acquired assets and assumed liabilities, working capital adjustments, and the valuation of deferred taxes, and any such future adjustments may be recognized in earnings immediately as an adjustment to the impairment charge discussed below. The final valuation will be completed within the measurement period, no later than one year from the Acquisition Date, as allowed by ASC 805. During the three months ended June 30, 2025, we recorded certain measurement period adjustments that increased the fair value of inventory and intangible assets each by $2.0 million and decreased goodwill by $4.0 million. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis in the fourth fiscal quarter, or when indications of potential impairment exist. Our reporting units with goodwill are H&P Technologies, International Solutions, Offshore Solutions, and Kenera.

During the third fiscal quarter of 2025, due primarily to the sustained decline in our share price and market capitalization, we identified indicators of potential impairment of goodwill and performed an interim impairment test. We estimated the fair value of each reporting unit using a market approach, incorporating significant unobservable, or Level 3, inputs, as defined by the fair value hierarchy. We employed a combination of the guideline public company method and the guideline transactions method, leveraging company comparisons and analyst reports from the energy industry, which supported a range of fair values derived from annualized earnings before interest, income taxes, depreciation and amortization ("EBITDA") multiples between 2.5x and 5.5x for guideline public companies and between 3.4x and 7.6x for guideline transactions. We then derived an estimated fair value of each reporting unit based on an EBITDA multiple at or below the peer-median trading multiple.
Q3 FY25 FORM 10-Q | 20

Based on our interim goodwill impairment test as of June 30, 2025, we concluded that the International Solutions and Kenera reporting units' carrying value exceeded their respective estimated fair value. As a result, we recorded a non-cash goodwill impairment charge of $128.4 million and $44.9 million, respectively, during the three months ended June 30, 2025, which represented a full impairment of the goodwill allocated to these reporting units. The estimated fair values of our H&P Technologies and Offshore Solutions reporting units as of June 30, 2025 exceeded their respective carrying values by approximately 76 percent and 20 percent, respectively. These estimates reflect management’s best judgments as of June 30, 2025; however, changes in key assumptions or market conditions could yield materially different outcomes. We will continue to monitor events and circumstances that may affect fair values.
The following table sets forth our goodwill balance by segment for the periods indicated:

(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Total
Goodwill balance at September 30, 2024	$45,653	$—	$—	$—	$45,653
Acquisition of KCA Deutag[1]	—	131,351	121,906	44,907	298,164
Measurement period adjustments	—	(3,000)	(1,000)	—	(4,000)
Impairment charges	—	(128,351)	—	(44,907)	(173,258)
Goodwill balance at June 30, 2025	$45,653	$—	$120,906	$—	$166,559
(1)The allocation of goodwill is preliminary and may be updated as we continue to evaluate the benefits of expected commercial synergies to our segments.
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with our policies for valuation of long-lived assets. After initial recognition, in-process research and development ("IPR&D") assets are considered indefinite-lived until the abandonment or completion of the associated research and development effort. Acquired IPR&D is not amortized, but is subject to an annual impairment assessment. Our intangible assets consist of the following:

		June 30, 2025			September 30, 2024
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,516	$45,300	$65,216	$89,096	$40,047	$49,049
Customer relationships	9 years	432,200	25,005	407,195	—	—	—
Intellectual property	13 years	2,000	781	1,219	2,000	662	1,338
Trade name	13 years	16,725	2,743	13,982	5,865	2,105	3,760
Indefinite-lived intangible asset:
In-process research and development	Indefinite	6,183	—	6,183	—	—	—
		$567,624	$73,829	$493,795	$96,961	$42,814	$54,147
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $18.7 million and $1.6 million for the three months ended June 30, 2025 and 2024, respectively and $31.1 million and $4.8 million for the nine months ended June 30, 2025 and 2024, respectively.
Over the next five years, amortization expense is estimated to be as follows:

(in thousands)
Fiscal year:
Remainder of 2025	$19,435
2026	74,198
2027	72,718
2028	72,711
2029	47,894
Q3 FY25 FORM 10-Q | 21

NOTE 7 DEBT
As of June 30, 2025 and September 30, 2024, we have the following long-term debt outstanding with maturity shown in the following table:

	June 30, 2025			September 30, 2024
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(2,576)	$347,424	$350,000	$(2,907)	$347,093
Due December 1, 2029	350,000	(3,579)	346,421	350,000	(3,703)	346,297
Due September 29, 2031	550,000	(3,814)	546,186	550,000	(4,262)	545,738
Due December 1, 2034	550,000	(6,943)	543,057	550,000	(6,946)	543,054
Total unsecured senior notes	$1,800,000	$(16,912)	$1,783,088	$1,800,000	$(17,818)	$1,782,182

Unsecured term loan credit agreement:
Due January 15, 2027	327,000	(1,171)	325,829	—	—	—

Secured term loan credit agreements:
Due December 31, 2033	40,647	(915)	39,732	—	—	—
Due December 31, 2034	43,947	(901)	43,046	—	—	—
Total secured term loan credit agreements	$84,594	$(1,816)	$82,778	$—	$—	$—

Total debt	$2,211,594	$(19,899)	$2,191,695	$1,800,000	$(17,818)	$1,782,182

Less: current portion of long-term debt	(6,859)	—	(6,859)	—	—	—
Total long-term debt, net	$2,204,735	$(19,899)	$2,184,836	$1,800,000	$(17,818)	$1,782,182
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
In connection with the issuance of the Notes, the Company also entered into a registration rights agreement, dated as of September 17, 2024 (the "Registration Rights Agreement"), with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of the Notes for freely tradable notes (“Registered Notes”) having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”). Accordingly, on May 15, 2025, the Company filed a registration statement on Form S-4 with the SEC, which was declared effective on May 28, 2025. On May 28, 2025, the Company launched the Registered Exchange Offer, which expired on July 10, 2025. Substantially all of the Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
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
Q3 FY25 FORM 10-Q | 22

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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. During the three and nine months ended June 30, 2025, the Company repaid $48.0 million and $73.0 million, respectively, of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of June 30, 2025, was $327.0 million. In July 2025, we repaid $47.0 million, decreasing the outstanding balance on the Term Loan Credit Agreement to $280.0 million.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on June 30, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of June 30, 2025, the interest rate on the Term Loan was 5.793 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan was 5.796 percent and 5.731 percent for the three and nine months ended June 30, 2025.
Bridge Loan Facility
In connection with, and concurrently with the entry into, the Purchase Agreement, the Company entered into a debt commitment letter dated July 25, 2024 with MSSF, pursuant to which MSSF committed, subject to satisfaction of standard conditions, to provide the Company with an unsecured 364-day bridge loan facility in an aggregate principal amount of approximately $2.0 billion (the “Bridge Loan Facility”) the proceeds of which would, if drawn, be used to fund the Acquisition. In connection with the Bridge Loan Facility, the Company incurred approximately $10.6 million in commitment fees during the fiscal year ended September 30, 2024. Due to the execution of the other financing arrangements discussed above, the commitments under the Bridge Loan Facility were reduced to $335.3 million as of September 30, 2024. As a result, we recognized approximately $9.2 million of commitment fees recorded within Interest expense on the Consolidated Statement of Operations during fiscal year 2024. As of September 30, 2024, approximately $1.4 million in commitment fees were deferred and included in Prepaid assets and other, net within the Consolidated Balance Sheet. On October 15, 2024, the remaining commitments under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was automatically terminated in accordance with its terms. Upon termination of the facility, we recognized the remaining $1.4 million of commitment fees within Interest expense on the Unaudited Condensed Consolidated Statement of Operations during the nine months ended June 30, 2025.
Q3 FY25 FORM 10-Q | 23

2024 Oman Facility
In connection with the completion of the Acquisition, KCA Deutag Energy LLC (“KCAD Energy”) became a wholly-owned subsidiary of the Company. On April 25, 2024, KCAD Energy entered into the 2024 Oman Facility, which is fully drawn.
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which bear interest payable quarterly at a fixed rate of 7.00 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2024 Oman Facility plus 2.60 percent. On February 9, 2025, we received the final draw down of $1.4 million. During the three and nine months ended June 30, 2025, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $43.9 million borrowings outstanding at June 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
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
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which bear interest payable quarterly at a fixed rate of 6.25 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2023 Oman Facility plus 2.79 percent. During the three and nine months ended June 30, 2025, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $40.6 million borrowings outstanding at June 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
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
Q3 FY25 FORM 10-Q | 24

The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on June 30, 2025, the spread over SOFR would have been 1.25 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.15 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of June 30, 2025, we had $400.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $400.0 million, $175.3 million was outstanding as of June 30, 2025. Separately, we had $44.9 million in standby letters of credit and bank guarantees outstanding. In total, we had $220.2 million outstanding as of June 30, 2025.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2025, we were in compliance with all debt covenants.

NOTE 8 INCOME TAXES
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
Our income tax expense for the three months ended June 30, 2025 and 2024 was $29.0 million and $33.7 million, respectively, resulting in effective tax rates of (21.8) percent and 27.5 percent, respectively. Our income tax expense for the nine months ended June 30, 2025 and 2024 was $92.1 million and $96.0 million, respectively, resulting in effective tax rates of (764.9) percent and 26.3 percent, respectively.
Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and nine months ended June 30, 2025, primarily due to non-deductible items, state and foreign income taxes, and discrete tax adjustments. The significant difference between the effective tax rate and the U.S. federal statutory rate for the three and nine months ended June 30, 2025 was primarily driven by the non-deductible goodwill impairment recognized during the current quarter and foreign losses for which no tax benefit has been recognized.
Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and nine months ended June 30, 2024 primarily due to state and foreign income taxes, permanent non-deductible items, and discrete tax adjustments. The discrete tax adjustments for the three and nine months ended June 30, 2024 primarily relate to equity compensation and return to provision adjustments.
As of June 30, 2025, we have recorded unrecognized tax benefits and related interest and penalties of approximately $24.5 million. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.
On July 4, 2025, President Trump signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes various provisions, such as 100% bonus depreciation for assets placed in service after January 19, 2025 and full expensing of domestic research and development expenditures. ASC 740, “Income Taxes”, requires the effects of the changes in tax rates and laws on deferred tax and current tax balances to be recognized in the period in which the legislation is enacted. The Company is still evaluating the impact of the OBBBA and the results of such evaluations will be reflected on our Form 10-K for the fiscal year ending September 30, 2025.
Q3 FY25 FORM 10-Q | 25

NOTE 9 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the three and nine months ended June 30, 2025. We did not make any share repurchases during the three months ended June 30, 2024. During the nine months ended June 30, 2024, we repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including excise tax of $0.3 million.
A cash dividend of $0.25 per share was declared on June 3, 2025 for shareholders of record on August 15, 2025, payable on August 29, 2025. As a result, we recorded a Dividend payable of $25.2 million on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025.
Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) were as follows:

	June 30,	September 30,
(in thousands)	2025	2024
Pre-tax amounts:
Unrealized pension actuarial loss on U.S. Plan	$(7,425)	$(7,632)
Unrealized gain (loss) on available-for-sale debt securities	383	(662)
Unrealized gain on foreign currency translation adjustment	15,325	—
	$8,283	$(8,294)
After-tax amounts:
Unrealized pension actuarial loss on U.S. Plan	$(5,678)	$(5,838)
Unrealized gain (loss) on available-for-sale debt securities	296	(512)
Unrealized gain on foreign currency translation adjustment	14,883	—
	$9,501	$(6,350)
Investments classified as available-for-sale debt securities are reported at fair value with unrealized gains and losses excluded from net income and reported in other comprehensive income.
The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended June 30, 2025:

	Three Months Ended June 30, 2025
(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$388	$(5,731)	$6,407	$1,064
Other comprehensive income (loss) before reclassifications	(216)	—	8,476	8,260
Amounts reclassified from accumulated other comprehensive income	124	53	—	177
Net current-period other comprehensive income (loss)	(92)	53	8,476	8,437
Balance at June 30, 2025	$296	$(5,678)	$14,883	$9,501
Q3 FY25 FORM 10-Q | 26

	Nine Months Ended June 30, 2025
(in thousands)	Unrealized Gain (Loss) on Available-for-Sale Securities	Defined Benefit Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$(512)	$(5,838)	$—	$(6,350)
Other comprehensive income before reclassifications	684	—	14,883	15,567
Amounts reclassified from accumulated other comprehensive income	124	160	—	284
Net current-period other comprehensive income	808	160	14,883	15,851
Balance at June 30, 2025	$296	$(5,678)	$14,883	$9,501

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
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts are relatively new to the industry and typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $309.8 million and $941.4 million, of which $14.1 million and $48.1 million was related to performance bonuses recognized due to the achievement of performance targets during the three and nine months ended June 30, 2025, respectively. Total revenue recognized from performance contracts, including performance bonuses, was $294.4 million and $880.4 million, of which $11.8 million and $37.4 million was related to performance bonuses recognized due to the achievement of performance targets during the three and nine months ended June 30, 2024, respectively.
Contract Costs
As of June 30, 2025 and September 30, 2024, we had capitalized fulfillment costs of $33.2 million and $19.2 million, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations, is commonly referred to as backlog. As of June 30, 2025, our firm backlog was approximately $5.4 billion, of which approximately $0.6 billion is expected to be recognized during the remainder of fiscal year 2025, approximately $1.2 billion is expected to be recognized during fiscal year 2026, and approximately $3.6 billion is expected to be recognized during fiscal year 2027 and thereafter. The firm backlog figure includes $4.0 billion attributed to our recently acquired subsidiary, KCA Deutag. The firm backlog amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer. Although we have not been materially adversely affected by contract cancellations or modifications in the past due to the level of capital deployed by our customers on underlying projects, the early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, could adversely affect our financial condition, results of operations and cash flows. The agreements within our recently acquired subsidiary, KCA Deutag, contain provisions for optional early termination or suspension without any associated early termination fee and could cause the actual amount of revenue earned to significantly vary from the backlog reported.
Q3 FY25 FORM 10-Q | 27

Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	June 30, 2025	September 30, 2024
Contract assets, net	$10,134	$4,563

(in thousands)	June 30, 2025
Contract liabilities balance at September 30, 2024	$29,052
Acquisition of KCA Deutag[1]	22,982
Payment received/accrued and deferred	59,914
Revenue recognized during the period	(58,859)
Contract liabilities balance at June 30, 2025	$53,089
(1)Contract liabilities acquired in the KCA Deutag Acquisition were measured at fair value at the Acquisition Date. Refer to Note 3—Business Combination for additional information regarding the Acquisition.

NOTE 11 EARNINGS PER COMMON SHARE
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
Q3 FY25 FORM 10-Q | 28

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$(162,758)	$88,685	$(106,332)	$268,689

Adjustment for basic earnings per share
Earnings allocated to unvested shareholders	(345)	(1,211)	(1,104)	(3,700)
Numerator for basic earnings per share	(163,103)	87,474	(107,436)	264,989

Adjustment for diluted earnings per share
Effect of reallocating undistributed earnings of unvested shareholders	—	1	—	4
Numerator for diluted earnings per share	$(163,103)	$87,475	$(107,436)	$264,993

Denominator:
Denominator for basic earnings per share - weighted-average shares	99,422	98,752	99,214	98,891
Effect of dilutive shares from restricted stock and performance share units	—	255	—	225
Denominator for diluted earnings per share - adjusted weighted-average shares	99,422	99,007	99,214	99,116

Basic earnings (loss) per common share:	$(1.64)	$0.89	$(1.08)	$2.68

Diluted earnings (loss) per common share:	$(1.64)	$0.88	$(1.08)	$2.67
We had a net loss for three and nine months ended June 30, 2025. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Potentially dilutive shares excluded as anti-dilutive	3,548	2,318	2,852	2,374
Weighted-average price per share	$48.32	$60.00	$52.02	$60.32

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
Q3 FY25 FORM 10-Q | 29

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
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	June 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate and municipal debt securities	$21,128	$—	$21,128	$—
Total	21,128	—	21,128	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	17,436	17,436	—	—
Investment in Tamboran	22,218	22,218	—	—
Other equity securities	1,632	1,632	—	—
Debt securities:
Investment in Galileo, net	38,972	—	—	38,972
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	250	—	—	250
Total	$82,508	$41,286	$—	$41,222
As of June 30, 2025, our short-term debt security investments in held to maturity bonds totaled $0.2 million. These investments are measured at cost, less any impairments.
As of June 30, 2025, our equity security investments in geothermal energy and other equity security investments were $14.1 million and $5.8 million, respectively. These investments were measured at cost, less any impairments.

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
Q3 FY25 FORM 10-Q | 30

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
During the nine months ended June 30, 2025, we sold our equity securities of 159.7 million shares in ADNOC Drilling and received net proceeds of approximately $193.3 million. During the nine months ended June 30, 2025, we recognized a loss of $12.4 million on our Unaudited Condensed Consolidated Statements of Operations, related to this investment, of which $8.4 million is associated with the change in fair value of the investment and $4.0 million relates to transaction fee associated with the sale of the securities. During the three and nine months ended June 30, 2024, we recognized a gain of $5.6 million and $3.5 million, respectively, as a result of the change in fair value of the investment. This investment was classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange, and was measured at fair value with any gains or losses recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations.
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
We believe we have a significant influence, but not control or joint control over the investee, due to several factors, including our ownership percentage, operational involvement and role on the investee's board of directors. As of June 30, 2025, our combined equity ownership was approximately 6.1 percent representing 1.0 million common shares in Tamboran Corp. We consider this investment to have a readily determinable fair value and have elected to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2025, we recognized gain (loss) of $(0.8) million and $1.3 million, respectively, as a result of the change in fair value of the investment compared to a gain of $1.9 million and $3.7 million during the three and nine months ended June 30, 2024, respectively.
Q3 FY25 FORM 10-Q | 31

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
During the nine months ended June 30, 2025, our convertible note agreement was amended to extend the maturity date to the earlier of December 2027 or an exit event. The convertible note will continue to bear interest through the extended maturity date. We do not intend to sell this investment prior to its maturity date or an exit event. During the nine months ended June 30, 2025, as a result of the change in fair value of the investment due to credit related factors, we reversed our previously recognized allowance for credit losses, which resulted in a unrealized gain of $10.2 million within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statement of Operations and a unrealized gain of $0.4 million within other comprehensive income (loss), respectively.
The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at the dates included below:

June 30, 2025
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$38,972	Black-Scholes-Merton model	Discount rate	17.5%
		Risk-free rate	4.0%
		Equity volatility	95.0%

September 30, 2024
Fair Value (in thousands)	Valuation Technique	Unobservable Inputs
$27,044	Black-Scholes-Merton model	Discount rate	18.7%
		Risk-free rate	3.5%
		Equity volatility	66.0%
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
A majority of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Assets at beginning of period	$41,029	$38,551	$29,294	$37,440
Purchases	—	—	—	250
Accrued interest	473	450	1,383	1,316
Total gains (losses):
Included in earnings	—	—	10,162	(5)
Included in other comprehensive income (loss)	(280)	—	383	—
Assets at end of period	$41,222	$39,001	$41,222	$39,001
Q3 FY25 FORM 10-Q | 32

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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been marked to fair value on a nonrecurring basis, for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in millions)	2025	2024	2025	2024
Assets at beginning of period	$45,519	$30,152	$30,090	$28,232
Purchases	594	1,105	1,528	3,641
Disposals[1]	(27,117)	—	(27,117)	(616)
Transfer in	320	—	320	—
Total gains:
Included in earnings[2]	624	—	15,119	—
Assets at end of period	$19,940	$31,257	$19,940	$31,257
(1)During the three months ended June 30, 2025, we liquidated one of our geothermal equity investments for $27.1 million.
(2)The gains recorded during the three and nine months ended June 30, 2025 were attributable to the change in fair value of various geothermal equity investments as a result of disposals or observable price changes in identical or similar investments during the periods.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at June 30, 2025 and September 30, 2024.
The fair values of the long-term fixed-rate debt is based on broker quotes at June 30, 2025 and September 30, 2024. The unsecured senior notes and unsecured term loan credit agreement are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.
Q3 FY25 FORM 10-Q | 33

The following information presents the supplemental fair value information for our long-term fixed-rate debt at June 30, 2025 and September 30, 2024:

	Carrying Value at June 30, 2025	Fair Value at June 30, 2025 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,424	$—	$344,943	$—
2029 Notes	346,421	—	331,894	—
2031 Notes	546,186	—	460,944	—
2034 Notes	543,057	—	503,486	—

Unsecured term loan credit agreement:
2027 Term Loan	325,829	—	322,275	—

Secured term loan credit agreements:
2023 Oman Facility[1]	36,297	—	—	36,297
2024 Oman Facility[1]	39,622	—	—	39,622

Total long-term debt	$2,184,836	$—	$1,963,542	$75,919
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

NOTE 13 EMPLOYEE BENEFIT PLANS
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
As a result of the Acquisition, we now maintain pension plans in Germany and the UK (collectively, the "Non-U.S. Plans"). These plans had net pension liability of $103.2 million ($136.4 million in obligations and $33.2 million in plan assets) as of the Acquisition Date. Of the $103.2 million, $4.2 million is presented in Accrued liabilities within Current liabilities and $99.0 million is presented in Retirement benefit obligations within Noncurrent liabilities, on the opening balance sheet presented in Note 3—Business Combination. In fiscal year 2025, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2025 if needed as benefit payments come due.
The Company recognizes the unfunded status of its Non-U.S. Plans, based on the projected benefit obligation, as retirement benefit obligations. Changes in the funded status are recognized in our Unaudited Condensed Consolidated Statements of Comprehensive Income in the period in which they occur. Prior to June 30, 2025, Retirement benefit obligations were presented in Other within Noncurrent liabilities on our Consolidated Balance Sheets. To conform with the current period presentation, we reclassified amounts previously presented in Other within Noncurrent liabilities to the Retirement benefit obligations line, within Noncurrent liabilities, on our Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024.
Q3 FY25 FORM 10-Q | 34

Components of the net periodic pension expense recognized in the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024, respectively, is comprised of the following:

	U.S. Plan		Non-U.S. Plans
	Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2025	2024	2025
Service cost	$—	$—	$1,157
Interest cost	657	754	1,663
Expected return on plan assets[1]	(573)	(482)	(586)
Recognized net actuarial loss	69	174	—
Settlement expense	303	—	—
Net pension expense	$456	$446	$2,234

	U.S. Plan		Non-U.S. Plans[1]
	Nine Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025
Service cost	$—	$—	$2,121
Interest cost	1,971	2,262	3,245
Expected return on plan assets	(1,719)	(1,446)	(1,140)
Recognized net actuarial loss	207	522	—
Settlement expense	303	—	—
Net pension expense	$762	$1,338	$4,226
(1)The Company did not have Non-U.S. Plans prior to the Acquisition which occurred on January 16, 2025.
Service cost is included within Selling, general and administrative while all other components are recorded within Other income (expense) on the Unaudited Condensed Consolidated Statements of Operations.

NOTE 14 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2025, we had outstanding purchase commitments for equipment, parts and supplies of approximately $165.6 million.
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
In September 2019, H&P and a subsidiary brought a lawsuit against a general liability insurance carrier and an insurance broker alleging bad faith and breach of contract related to an improperly imposed endorsement included in our 2017-2018 and 2018-2019 umbrella liability policies. During the three months ended June 30, 2025, the parties agreed to settle the matter for $27.5 million and, as a result, we recorded a gain within Other income (expense) during the third fiscal quarter on our Unaudited Condensed Consolidated Statements of Operations.
Q3 FY25 FORM 10-Q | 35

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
•Restructuring charges
but excludes gain on reimbursement of drilling equipment, other gain on sale of assets, corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transactions costs, corporate asset impairment charges, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Q3 FY25 FORM 10-Q | 36

Summarized financial information of our reportable segments for the three and nine months ended June 30, 2025 and 2024 is shown in the following tables:

	Three Months Ended June 30, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$591,976	$265,099	$161,777	$22,072		$1,040,924
Intersegment	238	704	—	20,826	(21,768)	—
Total sales	592,214	265,803	161,777	42,898	(21,768)	1,040,924

Segment operating income (loss)	$157,649	$(166,513)	$8,769	$(70,004)	$6,114	$(63,985)

	Three Months Ended June 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$620,040	$47,882	$27,218	$2,584	$—	$697,724
Intersegment	—	—	—	14,677	(14,677)	—
Total sales	620,040	47,882	27,218	17,261	(14,677)	697,724

Segment operating income (loss)	$163,407	$(2,748)	$5,010	$(4,791)	$(616)	$160,262

	Nine Months Ended June 30, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$1,789,350	$560,319	$340,067	$44,529	$—	$2,734,265
Intersegment	703	873	—	63,175	(64,751)	—
Total sales	1,790,053	561,192	340,067	107,704	(64,751)	2,734,265

Segment operating income (loss)	$461,803	$(215,980)	$29,649	$(70,605)	$(2,247)	$202,620

	Nine Months Ended June 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Eliminations	Total
External sales	$1,827,661	$148,512	$78,662	$7,979	$—	$2,062,814
Intersegment	—	—	—	45,649	(45,649)	—
Total sales	1,827,661	148,512	78,662	53,628	(45,649)	2,062,814

Segment operating income (loss)	$455,030	$8,606	$8,140	$(2,073)	$(1,054)	$468,649
Q3 FY25 FORM 10-Q | 37

The following table reconciles segment operating income (loss) per the tables above to income before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
(in thousands)	2025	2024	2025	2024
Segment operating income (loss)	$(63,985)	$160,262	$202,620	$468,649
Gain on reimbursement of drilling equipment	6,773	9,732	26,149	24,687
Other loss on sale of assets	(1,347)	(2,730)	(2,136)	(2,718)
Corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction costs, corporate asset impairment charges, and corporate restructuring charges	(69,710)	(53,807)	(221,853)	(140,756)
Operating income (loss)	(128,269)	113,457	4,780	349,862
Other income (expense)
Interest and dividend income	2,856	11,888	31,854	29,189
Interest expense	(29,200)	(4,336)	(79,836)	(12,969)
Gain (loss) on investment securities	(337)	389	14,084	102
Foreign currency exchange loss	(9,216)	(2,144)	(16,137)	(4,509)
Other	31,258	3,134	33,214	2,991
Total unallocated amounts	(4,639)	8,931	(16,821)	14,804
Income (loss) before income taxes	$(132,908)	$122,388	$(12,041)	$364,666
The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2025	September 30, 2024
Total assets[1]
North America Solutions	$3,099,587	$3,225,410
International Solutions	2,504,474	685,833
Offshore Solutions	645,611	73,119
Other	324,751	157,877
	6,574,423	4,142,239
Investments and corporate operations	287,580	1,639,659
	$6,862,003	$5,781,898
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating revenues
United States	$659,364	$648,816	$1,876,295	$1,911,122
Saudi Arabia	103,752	—	201,673	—
Norway	82,854	—	161,159	—
Argentina	39,634	38,064	119,245	107,964
Oman	45,089	—	114,709	—
Azerbaijan	38,922	—	81,681	—
Germany	16,027	—	33,079	—
Bahrain	8,304	4,602	21,576	13,634
Columbia	9,742	31	20,688	8,976
Kuwait	10,508	—	19,680	—
Other Foreign	26,728	6,211	84,480	21,118
Total	$1,040,924	$697,724	$2,734,265	$2,062,814
Refer to Note 10—Revenue from Contracts with Customers for additional information regarding the recognition of revenue.
Q3 FY25 FORM 10-Q | 38

The following table presents property, plant and equipment by country based on the location of service provided:

(in thousands)	June 30, 2025	September 30, 2024
Property, plant and equipment, net
United States	$2,576,767	$2,752,325
Saudi Arabia	991,640	149,472
Oman	449,849	—
Germany	81,417	—
Argentina	71,414	62,533
Kuwait	41,947	—
Colombia	38,520	19,243
Norway	24,629	—
Bahrain	23,221	19,807
Other Foreign	108,752	12,897
Total	$4,408,156	$3,016,277

NOTE 16 RESTRUCTURING CHARGES
Beginning in the third quarter of fiscal year 2025, we initiated a workforce reduction plan to help improve operating margins by reducing direct and indirect support costs. As a result, during the three months ended June 30, 2025, we incurred costs of approximately $4.7 million, primarily related to one-time severance payments to involuntarily terminated employees. These expenses are recorded within Restructuring charges on our Unaudited Condensed Consolidated Statements of Operations.
Q3 FY25 FORM 10-Q | 39

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
Q3 FY25 FORM 10-Q | 40

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
As of June 30, 2025, our drilling rig fleet included a total of 368 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 224 rigs, the International Solutions segment with 137 rigs, and the Offshore Solutions segment with seven offshore platform rigs as of June 30, 2025. Although the Offshore Solutions segment has a fleet of platform rigs, the majority of its revenues are derived from asset-light management contracts. At the close of the third quarter of fiscal year 2025, we had 213 active contracted rigs, of which 140 were under a fixed-term contract and 73 were working well-to-well, compared to 170 contracted rigs at September 30, 2024. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times, volatile market conditions and to take advantage of future opportunities.

Market Outlook
Our revenues are primarily derived from the capital expenditures of companies involved in the exploration, development and production of crude oil and natural gas (“E&Ps”). Generally, the level of capital expenditures is dictated by capital budgets set to achieve respective production targets in relation to current and expected future prices of crude oil and natural gas, which are determined by various supply and demand factors and have historically been volatile. Furthermore, E&Ps have become more fiscally disciplined in their level of capital expenditures relative to commodity price fluctuations and the amount of free cash flows that can be returned to their shareholders, which has resulted in less volatility within the oilfield service businesses, including our operations.
Q3 FY25 FORM 10-Q | 41

Earlier in calendar 2025, the announcements by the U.S. government regarding the implementation of global tariffs and OPEC+ regarding the planned increase of crude oil supply created a high level of uncertainty in the global energy markets. More recently, heightened geopolitical tensions in the Middle East have perpetuated and elevated the level of uncertainty further. Although we do not anticipate that these announcements and events, particularly the tariff announcements and the armed conflict in the Middle East, will have a direct material impact on the Company's operations or financial results, we believe the indirect effects could lead to reduced activity and profitability for the remainder of fiscal 2025, or possibly even further, until the global economic impacts of these events are fully realized. Since these announcements, both crude oil and natural gas prices have fluctuated more with crude oil prices lower than levels a year ago. Such volatility could lead E&Ps to adjust their capital budgets lower and reduce planned capital expenditures, which could ultimately impact our business through lower than expected activity levels.

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
KCA Deutag is a diverse global drilling company. The company derives a significant portion of its revenues and cash flow from its land operations and has a substantial land drilling presence in the Middle East with additional operations in South America, Europe, and Nothern Africa. In addition to its land operations, the company has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada. Management contract operations provide services to customer platforms where the customer owns the drilling rig. KCA Deutag’s Kenera business unit comprises manufacturing and engineering operations, including Bentec, with three facilities serving the energy industry. See Note 3—Business Combination for additional details related to the Acquisition.
Subsequent to the announcement of the Acquisition in July 2024 through July 2025, KCA Deutag and the Company have received notifications of contract suspensions for rigs from the legacy KCA Deutag rig fleet operating in Saudi Arabia. Through June 30, 2025, the Company's total rig suspensions were 26 rigs; however, subsequent to June 30, 2025, the Company has received notification of one additional rig suspended bringing the total rigs suspensions in country to 27 rigs.
At the time the Acquisition was announced, we initially expected to realize approximately $25 million in synergies. Since that time, we have been able to conduct a more detailed analysis of possible synergies, and we also launched a broader review of our enterprise cost structure. We now anticipate realizing in excess of $25 million of cost savings from the combination of synergies associated with the Acquisition and other permanent cost-saving initiatives (such as our workforce reduction plan discussed in Note 16—Restructuring Charges) and anticipate reducing our overall cost structure by approximately $50 to $75 million. We believe these cost-saving efforts will become increasingly evident in the forthcoming quarters.

Contract Backlog
As of June 30, 2025 and September 30, 2024, our total contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $7.3 billion and $1.5 billion, respectively. The increase in backlog from September 30, 2024 to June 30, 2025 is primarily due to the completion of the Acquisition. Approximately 27.8 percent of the June 30, 2025 total backlog is reasonably expected to be fulfilled through fiscal year 2026, as a majority of our contracts are long term.
Q3 FY25 FORM 10-Q | 42

The following table sets forth the total backlog by reportable segment as of June 30, 2025 and September 30, 2024, and the percentage of the June 30, 2025 backlog reasonably expected to be fulfilled in fiscal year 2025:

(in billions)	June 30, 2025	September 30, 2024
Firm contracts[1]:
North America Solutions	$0.5	$0.7
International Solutions	3.9	0.8
Offshore Solutions	1.0	—
	5.4	1.5
Optional contract extension periods:
International Solutions[2]	0.5	—
Offshore Solutions	1.4	—
	1.9	—
Total backlog	$7.3	$1.5
(1)These amounts do not include anticipated contract renewals or expected performance bonuses.
(2)Included in the International Solutions reportable segment's backlog balance at June 30, 2025 is $236.0 million of expected revenue from certain contracts in Saudi Arabia that have been temporarily suspended and are expected to gradually resume operations. The information presented in the table above reflects the fact that we expect these contracts to be extended for a period of time at least equal to the expected suspension period.

The total backlog figures for the International Solutions and Offshore Solutions reporting segments, as of June 30, 2025 include $3.5 billion and $2.4 billion, respectively, attributed to our recently acquired subsidiary, KCA Deutag.
The early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. The agreements within our recently acquired subsidiary, KCA Deutag, contain provisions for optional early termination or suspension without any associated early termination fees. Early terminations could cause the actual amount of revenue earned to significantly vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be ultimately realized as fixed‑term contracts and may, in certain instances, be terminated without an early termination payment” and Item 1A—Risk Factors—"The impact and effects of public health crises, pandemics and epidemics, such as the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations” within our 2024 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk.

Results of Operations for the Three Months Ended June 30, 2025 and 2024
Consolidated Results of Operations
Net Income (Loss) Attributable to Helmerich & Payne Inc. We reported a loss of $162.8 million ($(1.64) diluted share) for the three months ended June 30, 2025 compared to income of $88.7 million ($0.88 diluted share) for the three months ended June 30, 2024.
Operating Revenue During the three months ended June 30, 2025 and 2024, consolidated operating revenues were $1.0 billion and $0.7 billion, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $348.6 million of revenue during the three months ended June 30, 2025.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $735.3 million and $416.0 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $290.4 million in direct operating expenses during the three months ended June 30, 2025.
Other Operating Expenses Other operating expenses were $31.1 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $20.6 million of costs associated with Kenera's manufacturing and engineering operations.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $179.5 million during the three months ended June 30, 2025 compared to $97.8 million during the three months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $74.3 million in depreciation and amortization expense during the three months ended June 30, 2025.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $65.5 million during the three months ended June 30, 2025 compared to $60.2 million during the three months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $13.3 million in selling, general and administrative expenses during the three months ended June 30, 2025. The increase was partially offset by a $7.9 million decrease in professional services, consulting, and IT related expenses.
Q3 FY25 FORM 10-Q | 43

Acquisition Transaction Costs During the three months ended June 30, 2025 and 2024, we recognized $8.6 million and $6.7 million, respectively, in acquisition transaction costs associated with the Acquisition. These non-recurring costs are primarily related to third-party legal, advisory and valuation services. See Note 3—Business Combination for additional details related to the Acquisition.
Asset Impairment Charges During the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $173.3 million associated with our International Solutions and Kenera reporting units. See Note 6—Goodwill and Intangible Assets for additional details related to the goodwill impairment charges.
Interest Expense Interest expenses were $29.2 million and $4.3 million for the three months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by interest associated with our September 2024 senior notes offering and Term Loan Credit Agreement. See Note 7—Debt for additional details related to our debt agreements.
Gain (Loss) on Investment Securities During the three months ended June 30, 2025, we recognized an aggregate loss of $0.3 million on investment securities. The aggregate loss primarily consisted of a $0.8 million loss on our investment in Tamboran, partially offset by a $0.6 million gain on a geothermal equity investment due to changes in the fair value of the investments. During the three months ended June 30, 2024, we recognized a gain of $0.4 million on investment securities. The gain consisted of a $5.6 million gain and $1.9 million gain on our equity investments in ADNOC Drilling and Tamboran Corp., respectively; both of which were a result of increases in the fair market value of the stocks. These gains were offset by a $7.1 million loss recognized during the three months ended June 30, 2024 as a result of a Blue Chip Swap transaction that occurred during the period.
Income Taxes For the three months ended June 30, 2025, we had income tax expense of $29.0 million (which includes a discrete tax expense of $1.3 million primarily related to return to provision adjustments, a decrease to the deferred state income tax rate and certain foreign taxes) compared to income tax expense of $33.7 million for the three months ended June 30, 2024 (which includes a discrete tax benefit of $0.8 million related to return to provision adjustments). Our statutory federal income tax rate for fiscal year 2025 and 2024 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$592,214	$620,040	(4.5)%
Direct operating expenses	326,042	342,564	(4.8)
Depreciation and amortization	88,078	89,207	(1.3)
Research and development	7,617	10,623	(28.3)
Selling, general and administrative expense	10,972	14,239	(22.9)
Acquisition transaction costs	7	—	—
Restructuring charges	1,849	—	—
Segment operating income	$157,649	$163,407	(3.5)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$266,172	$277,476	(4.1)
Revenue days[3]	13,400	13,683	(2.1)
Average active rigs[4]	147	150	(2.0)
Number of active rigs at the end of period[5]	141	146	(3.4)
Number of available rigs at the end of period	224	232	(3.4)
Reimbursements of "out-of-pocket" expenses	$73,268	$74,915	(2.2)
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
Operating Revenues Operating revenues were $592.2 million and $620.0 million in the three months ended June 30, 2025 and 2024, respectively. The decrease in operating revenues was primarily due to lower activity levels and per revenue day pricing levels.
Q3 FY25 FORM 10-Q | 44

Direct Operating Expenses Direct operating expenses decreased to $326.0 million during the three months ended June 30, 2025 as compared to $342.6 million during the three months ended June 30, 2024. This decrease was primarily due to lower activity levels and a decrease in per revenue day material and supplies expense.
International Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$265,803	$47,882	455.1%
Direct operating expenses	231,695	45,352	410.9
Depreciation and amortization	66,734	2,797	2,285.9
Selling, general and administrative expense	5,014	2,481	102.1
Acquisition transaction costs	141	—	—
Asset impairment charges	128,352	—	—
Restructuring charges	380	—	—
Segment operating loss	$(166,513)	$(2,748)	(5,959.4)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$34,108	$2,530	1,248.1
Revenue days[3]	6,573	1,067	516.0
Average active rigs[4]	72	12	500.0
Number of active rigs at the end of period[5]	69	12	475.0
Number of available rigs at the end of period	137	23	495.7
Reimbursements of "out-of-pocket" expenses	$10,736	$2,069	418.9
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
Operating Revenues Operating revenues were $265.8 million and $47.9 million in the three months ended June 30, 2025 and 2024, respectively. The $217.9 million increase in operating revenues was primarily driven by an additional $194.1 million in revenue generated from expanded operations following the Acquisition. Additionally, the increase in operating revenues was attibutable to increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Direct Operating Expenses Direct operating expenses increased to $231.7 million during the three months ended June 30, 2025 as compared to $45.4 million during the three months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $159.9 million in direct operating expenses during the three months ended June 30, 2025. Additionally, the increase in direct operating expenses was attributable to start up costs associated with our increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Depreciation and Amortization Expense Depreciation expense increased to $66.7 million during the three months ended June 30, 2025 compared to $2.8 million during the three months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $53.3 million in depreciation and amortization expense during the three months ended June 30, 2025.
Asset Impairment Charges During the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $128.4 million associated with our International Solutions reporting unit. See Note 6—Goodwill and Intangible Assets for additional details related to the goodwill impairment charges.
Q3 FY25 FORM 10-Q | 45

Offshore Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$161,777	$27,218	494.4%
Direct operating expenses	139,004	19,611	608.8
Depreciation and amortization	12,681	1,798	605.3
Selling, general and administrative expense	1,294	799	62.0
Restructuring charges	29	—	—
Segment operating income	$8,769	$5,010	75.0

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$22,773	$7,607	199.4
Revenue days[3]	273	273	—
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$23,043	$7,746	197.5
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
Operating Revenues Operating revenues were $161.8 million and $27.2 million in the three months ended June 30, 2025 and 2024, respectively. The $134.6 million increase in operating revenues was primarily driven by an additional $135.9 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $139.0 million during the three months ended June 30, 2025 as compared to $19.6 million during the three months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $119.8 million in direct operating expenses during the three months ended June 30, 2025.
Depreciation and Amortization Expense Depreciation expense increased to $12.7 million during the three months ended June 30, 2025 compared to $1.8 million during the three months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $11.1 million in depreciation and amortization expense during the three months ended June 30, 2025.
Q3 FY25 FORM 10-Q | 46

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2025	2024	% Change
Operating revenues	$42,898	$17,261	148.5%
Direct operating expenses	63,000	21,413	194.2
Depreciation	2,010	277	625.6
Research and development	212	—	—
Selling, general and administrative expense	2,383	362	558.3
Asset impairment charges	44,907	—	—
Restructuring charges	390	—	—
Operating loss	$(70,004)	$(4,791)	(1,361.2)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $42.9 million and $17.3 million during the three months ended June 30, 2025 and 2024, respectively, primarily consisted of $16.3 million and $14.7 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation. During the three months ended June 30, 2025, operating revenues also consisted of $23.7 million from Kenera's manufacturing and engineering operations, of which, $4.5 million is related to intercompany revenues that were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $63.0 million and $21.4 million during the three months ended June 30, 2025 and 2024, respectively, primarily consisted of $29.3 million and $5.3 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $10.1 million and $9.5 million, respectively, and medical stop loss expenses of $4.4 million and $4.1 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the three months ended June 30, 2025, direct operating expenses also consisted of $20.6 million from Kenera's manufacturing and engineering operations.
Asset Impairment Charges During the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $44.9 million associated with our Kenera reporting unit. See Note 6—Goodwill and Intangible Assets for additional details related to the goodwill impairment charges.

Results of Operations for the Nine Months Ended June 30, 2025 and 2024
The Compnay's results presented for the nine months ended June 30, 2025 reflect a full 273 days of legacy H&P operations and 166 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
Consolidated Results of Operations
Net Income (Loss) Attributable to Helmerich & Payne Inc. We reported a loss of $106.3 million ($(1.08) per diluted share) for the nine months ended June 30, 2025 compared to income of $268.7 million ($2.67 per diluted share) for the nine months ended June 30, 2024.
Operating Revenue Consolidated operating revenues were $2.7 billion and $2.1 billion for the nine months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $669.2 million of revenue during the nine months ended June 30, 2025.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $1.9 billion and $1.2 billion for the nine months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $551.1 million in direct operating expenses during the nine months ended June 30, 2025.
Other Operating Expenses Other operating expenses were $35.7 million and $3.3 million for the nine months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $32.8 million of costs associated with Kenera's manufacturing and engineering operations.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $436.2 million during the nine months ended June 30, 2025 compared to $296.4 million during the nine months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $131.4 million in depreciation and amortization expense during the nine months ended June 30, 2025.
Q3 FY25 FORM 10-Q | 47

Selling, General and Administrative Expense Selling, general and administrative expenses increased to $209.4 million during the nine months ended June 30, 2025 compared to $178.0 million during the nine months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $32.9 million in selling, general and administrative expenses during the nine months ended June 30, 2025.
Acquisition Transaction Costs During the nine months ended June 30, 2025 and 2024, we recognized approximately $49.0 million and $7.5 million, respectively, in acquisition transaction costs associated with the Acquisition. These non-recurring costs are primarily related to third-party legal, advisory and valuation services. See Note 3—Business Combination for additional details related to the Acquisition.
Asset Impairment Charges During the nine months ended June 30, 2025, we recorded asset impairment charges of $175.1 million primarily driven by a non-cash goodwill impairment charge of $173.3 million associated with our International Solutions and Kenera reporting units. See Note 6—Goodwill and Intangible Assets for additional details related to the impairment charges.
Interest Expense Interest expenses were $79.8 million and $13.0 million for the nine months ended June 30, 2025 and 2024, respectively. The increase was primarily driven by interest expense associated with our September 2024 senior notes offering and Term Loan Credit Agreement. See Note 7—Debt for additional details related to our debt agreements.
Gain on Investment Securities During the nine months ended June 30, 2025, we recognized an aggregate gain of $14.1 million on investment securities. The aggregate gain consisted of $15.0 million, $10.2 million and $1.3 million of gains on various geothermal equity investments, our investment in Galileo, and our investment in Tamboran, respectively, due to changes in the fair value of the investments. The gain was partially offset by a $12.4 million loss on our sale of equity securities in ADNOC Drilling, of which $8.4 million is associated with the change in the fair value of the investment and $4.0 million relates to transaction fees associated with the sale of the securities. During the nine months ended June 30, 2024, we recognized an aggregate gain of $0.1 million on investment securities. The gains consisted of $3.7 million and $3.5 million of gains on our equity investments in Tamboran Corp. and ADNOC Drilling, respectively; both of which were results of increases in the fair market values of the stock. The gains on our equity investments in Tamboran and ADNOC Drilling were offset by a $7.1 million loss recognized as a result of the Blue Chip Swap transaction that occurred during the period.
Income Taxes For the nine months ended June 30, 2025 we had income tax expense of $92.1 million (which includes a discrete tax expense of $2.1 million primarily related to equity compensation, return to provision adjustments, a decrease to the deferred state income tax rate and certain foreign taxes) compared to income tax expense of $96.0 million (which includes a discrete tax benefit of $1.6 million related to equity compensation and return to provision adjustments) for the nine months ended June 30, 2024. Our statutory federal income tax rate for fiscal year 2025 and 2024 is 21.0 percent (before incremental state and foreign taxes).
Q3 FY25 FORM 10-Q | 48

North America Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$1,790,053	$1,827,661	(2.1)%
Direct operating expenses	992,462	1,022,702	(3.0)
Depreciation and amortization	263,565	273,799	(3.7)
Research and development	26,560	32,318	(17.8)
Selling, general and administrative expense	42,266	43,812	(3.5)
Acquisition transaction costs	41	—	—
Asset impairment charges	1,507	—	—
Restructuring charges	1,849	—	—
Segment operating income	$461,803	$455,030	1.5

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$797,591	$804,959	(0.9)
Revenue days[3]	40,523	41,516	(2.4)
Average active rigs[4]	148	152	(2.6)
Number of active rigs at the end of period[5]	141	146	(3.4)
Number of available rigs at the end of period	224	232	(3.4)
Reimbursements of "out-of-pocket" expenses	$219,302	$218,227	0.5
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
Operating Revenues During the nine months ended June 30, 2025, operating revenue decreased by $37.6 million compared to the same period in 2024. This decrease was mainly driven by reduced activity levels.
Direct Operating Expenses Direct operating expenses decreased to $992.5 million during the nine months ended June 30, 2025 as compared to $1.0 billion during the nine months ended June 30, 2024. This decrease was primarily driven by a decrease in rig activity.
Depreciation and Amortization Expense Depreciation and amortization expense decreased to $263.6 million during the nine months ended June 30, 2025 as compared to $273.8 million during the nine months ended June 30, 2024. The decrease was primarily driven by $10.9 million of accelerated depreciation recognized during the nine months ended June 30, 2024 for components on rigs that were scheduled for conversion.
Q3 FY25 FORM 10-Q | 49

International Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$561,192	$148,512	277.9%
Direct operating expenses	507,106	125,023	305.6
Depreciation and amortization	128,715	7,549	1,605.1
Selling, general and administrative expense	12,268	7,334	67.3
Acquisition transaction costs	351	—	—
Asset impairment charges	128,352	—	—
Restructuring charges	380	—	—
Segment operating income (loss)	$(215,980)	$8,606	(2,609.6)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$54,086	$23,489	130.3
Revenue days[3]	14,460	3,278	341.1
Average active rigs[4]	53	12	341.7
Number of active rigs at the end of period[5]	69	12	475.0
Number of available rigs at the end of period	137	23	495.7
Reimbursements of "out-of-pocket" expenses	$21,325	$7,417	187.5
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
Operating Revenues Operating revenues were $561.2 million and $148.5 million in the nine months ended June 30, 2025 and 2024, respectively. The $412.7 million increase in operating revenues was primarily driven by an additional $375.3 million in revenue generated from expanded operations following the Acquisition. Additionally, the increase in operating revenues was attributable to increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Direct Operating Expenses Direct operating expenses increased to $507.1 million during the nine months ended June 30, 2025 as compared to $125.0 million during the nine months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $306.2 million in direct operating expense during the nine months ended June 30, 2025. Additionally, the increase in direct operating expenses was attributable to start up costs associated with our increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Depreciation and Amortization Expense Depreciation expense increased to $128.7 million during the nine months ended June 30, 2025 compared to $7.5 million during the nine months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $102.8 million in depreciation and amortization expense during the nine months ended June 30, 2025.
Asset Impairment Charges During the nine months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $128.4 million associated with our International Solutions reporting unit. See Note 6—Goodwill and Intangible Assets for additional details related to the goodwill impairment charges.
Q3 FY25 FORM 10-Q | 50

Offshore Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$340,067	$78,662	332.3%
Direct operating expenses	284,569	62,200	357.5
Depreciation and amortization	22,438	5,807	286.4
Selling, general and administrative expense	3,322	2,515	32.1
Acquisition transaction costs	60	—	—
Restructuring charges	29	—	—
Segment operating income	$29,649	$8,140	264.2

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$55,498	$16,462	237.1
Revenue days[3]	819	835	(1.9)
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$57,204	$24,430	134.2
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
Operating Revenues Operating revenues were $340.1 million and $78.7 million in the nine months ended June 30, 2025 and 2024, respectively. The $261.4 million increase in operating revenues was primarily driven by an additional $258.6 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $284.6 million during the nine months ended June 30, 2025 as compared to $62.2 million during the nine months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $222.0 million in direct operating expense during the nine months ended June 30, 2025.
Depreciation and Amortization Expense Depreciation expense increased to $22.4 million during the nine months ended June 30, 2025 compared to $5.8 million during the three months ended June 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $17.2 million in depreciation and amortization expense during the nine months ended June 30, 2025.
Q3 FY25 FORM 10-Q | 51

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2025	2024	% Change
Operating revenues	$107,704	$53,628	100.8%
Direct operating expenses	123,825	53,412	131.8
Depreciation	3,943	1,224	222.1
Research and development	212	—	—
Selling, general and administrative expense	5,011	1,065	370.5
Acquisition transaction costs	21	—	—
Asset impairment charges	44,907	—	—
Restructuring charges	390	—	—
Operating loss	$(70,605)	$(2,073)	(3,305.9)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $107.7 million and $53.6 million during the nine months ended June 30, 2025 and 2024, respectively, primarily consisted of $50.8 million and $45.7 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation. During the nine months ended June 30, 2025, operating revenues also consisted of $48.3 million from Kenera's manufacturing and engineering operations, of which, $12.4 million is related to intercompany revenues that were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $123.8 million and $53.4 million during the nine months ended June 30, 2025 and 2024, respectively, primarily consisted of $43.5 million and $10.4 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $31.8 million and $28.5 million, respectively, and medical stop loss expenses of $14.8 million and $11.4 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the nine months ended June 30, 2025, direct operating expenses also consisted of $32.8 million from Kenera's manufacturing and engineering operations.
Asset Impairment Charges During the nine months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $44.9 million associated with our Kenera reporting unit. See Note 6—Goodwill and Intangible Assets for additional details related to the goodwill impairment charges.

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
Q3 FY25 FORM 10-Q | 52

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
Net working capital (defined as current assets less current liabilities) was $680.7 million and $745.1 million as of June 30, 2025 and September 30, 2024, respectively.
As of June 30, 2025, we had cash and cash equivalents of $166.1 million, restricted cash of $61.1 million and short-term investments of $21.3 million. Our cash flows for the nine months ended June 30, 2025, and 2024 are presented below:

	Nine Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$336,000	$515,907
Investing activities	(1,872,510)	(353,998)
Financing activities	220,654	(196,145)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	14,322	—
Net decrease in cash, cash equivalents and restricted cash	$(1,301,534)	$(34,236)
Operating Activities
Cash flows provided by operating activities was $336.0 million and $515.9 million for the nine months ended June 30, 2025 and 2024, respectively. The change in cash provided by operating activities is primarily driven by start-up costs associated with our commencement of our operations in Saudi Arabia and acquisition transaction costs associated with the Acquisition. Net cash outflows related to the change in working capital was $101.9 million and $30.0 million for the nine months ended June 30, 2025 and 2024, respectively.
Investing Activities
Capital Expenditures Our capital expenditures during the nine months ended June 30, 2025 were $362.2 million compared to $389.1 million during the nine months ended June 30, 2024. The decrease in capital expenditures is driven by the lower equipment overhauls and certain long-term projects including skidding to walking rig conversions.
Net Sales of Short-Term Investments Our net sales of short-term investments during the nine months ended June 30, 2025 were $261.4 million compared to net sales of $3.6 million during the nine months ended June 30, 2024. The increase in activity is primarily driven by $193.3 million of net proceeds received from the liquidation of shares in ADNOC Drilling and our ongoing liquidity management.
Net Sales of Long-Term Investments Our net sales of long-term investments during the nine months ended June 30, 2025 were $29.9 million compared to net purchases of $9.2 million during the nine months ended June 30, 2024. The increase in net sales activity is primarily driven by $27.1 million and $4.9 million of proceeds received from the liquidation of one of our equity security investments and one of our debt security investments, respectively.
Payment for the Acquisition of Business, Net of Cash Received During the nine months ended June 30, 2025 H&P completed the Acquisition by paying approximately $2.0 billion in cash. This included acquiring $196.7 million in cash and cash equivalents, resulting in a net cash payment of $1.8 billion. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Sale of Assets Our proceeds from asset sales during the nine months ended June 30, 2025 were $34.9 million compared to proceeds of $35.1 million during the nine months ended June 30, 2024.
Financing Activities
Dividends We paid cash dividends of $0.75 per share during the nine months ended June 30, 2025. Comparatively, during the nine months ended June 30, 2024, we paid dividends of $1.26 per share, comprising of a base cash dividend of $0.75 and a supplemental cash dividend of $0.51. Total dividends paid were $75.5 million and $126.4 million during the nine months ended June 30, 2025 and 2024, respectively.
Q3 FY25 FORM 10-Q | 53

Debt Issuance Proceeds and Payment On January 16, 2025, we received $400.0 million of proceeds from the Term Loan Credit Agreement. During the nine months ended June 30, 2025, the Company repaid $73.0 million of the outstanding balance on the Term Loan Credit Agreement. For additional information regarding debt issuance and repayment, refer to Note 7—Debt.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases are made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the nine months ended June 30, 2025. We repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including excise tax of $0.3 million during the nine months ended June 30, 2024.
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
In connection with the issuance of the Notes, the Company also entered into a registration rights agreement, dated as of September 17, 2024 (the "Registration Rights Agreement"), with the initial purchasers of the Notes named therein. Under the Registration Rights Agreement, the Company agreed, among other things, to use commercially reasonable efforts to file with the SEC, and cause to be declared effective, a registration statement with respect to an offer to exchange each series of the Notes for freely tradable notes (“Registered Notes”) having terms identical in all material respects to each such series of Notes (the “Registered Exchange Offer”). Accordingly, on May 15, 2025, the Company filed a registration statement on Form S-4 with the SEC, which was declared effective on May 28, 2025. On May 28, 2025, the Company launched the Registered Exchange Offer, which expired on July 10, 2025. Substantially all of the Notes were tendered and exchanged for Registered Notes in the Exchange Offer.
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
Q3 FY25 FORM 10-Q | 54

Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million, which reduced the commitments under the Company's bridge loan facility (refer to Note 7—Debt for additional information regarding the Bridge Loan Facility) for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. During the three and nine months ended June 30, 2025, the Company repaid $48.0 million and $73.0 million, respectively, of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of June 30, 2025, was $327.0 million. In July 2025, we repaid $47.0 million, decreasing the outstanding balance on the Term Loan Credit Agreement to $280.0 million.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on June 30, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of June 30, 2025, the interest rate on the Term Loan was 5.793 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan was 5.796 percent and 5.731 percent for the three and nine months ended June 30, 2025.
2024 Oman Facility
In connection with the completion of the Acquisition, KCA Deutag Energy LLC (“KCAD Energy”) became a wholly-owned subsidiary of the Company. On April 25, 2024, KCAD Energy entered into the 2024 Oman Facility, which is fully drawn.
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which bear interest payable quarterly at a fixed rate of 7.00 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2024 Oman Facility plus 2.60 percent. On February 9, 2025, we received the final draw down of $1.4 million. During the three and nine months ended June 30, 2025, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $43.9 million borrowings outstanding at June 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR $17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
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
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which bear interest payable quarterly at a fixed rate of 6.25 percent per annum for the first two years and thereafter, at a rate that is the higher of (x) 5.50 percent and (y) the reference rate specified in the 2023 Oman Facility plus 2.79 percent. During the three and nine months ended June 30, 2025, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $40.6 million borrowings outstanding at June 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR $17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
There is an annual financial covenant in the 2023 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2023 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
Q3 FY25 FORM 10-Q | 55

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
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on June 30, 2025, the spread over SOFR would have been 1.25 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.15 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of June 30, 2025, we had $400.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $400.0 million, $175.3 million was outstanding as of June 30, 2025. Separately, we had $44.9 million in standby letters of credit and bank guarantees outstanding. In total, we had $220.2 million outstanding as of June 30, 2025.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At June 30, 2025, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2025 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. Our indebtedness under our unsecured senior notes totaled $1.8 billion at June 30, 2025 and comprised of the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034. Our indebtedness under our unsecured term loan credit agreement totaled $327.0 million at June 30, 2025 and matures in January 2027. Our indebtedness under our secured term loan credit agreements totaled $84.6 million at June 30, 2025, of which $6.9 million is due within one year, and the remaining balance is required to be paid on a quarterly basis through the respective maturity dates of December 2033 and December 2034. This debt is allocated specifically to finance the ongoing rig construction activities in Oman.
Q3 FY25 FORM 10-Q | 56

As of June 30, 2025, we had a $614.6 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations. As of June 30, 2025, we have recorded unrecognized tax benefits and related interest and penalties of approximately $24.5 million.

Material Commitments
Material commitments as reported in our 2024 Annual Report on Form 10-K have not changed significantly as of June 30, 2025, other than those disclosed in Note 3—Business Combination, Note 5—Leases, Note 7—Debt, and Note 14—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2024 Annual Report on Form 10-K. Based on management's evaluation, except as discussed below there have been no material changes in these critical accounting policies and estimates.
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
Impairment of Long-lived Assets, Goodwill and Other Intangible Assets

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

Q3 FY25 FORM 10-Q | 57

During the third fiscal quarter of 2025, due primarily to the sustained decline in our share price and market capitalization, we identified indicators of potential impairment of goodwill and performed an interim impairment test. We estimated the fair value of each reporting unit using a market approach, incorporating significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We employed a combination of the guideline public company method and the guideline transactions method, leveraging company comparisons and analyst reports from the energy industry, which supported a range of fair values derived from annualized earnings before interest, income taxes, depreciation and amortization ("EBITDA") multiples between 2.5x and 5.5x for guideline public companies and between 3.9x and 9.8x for guideline transactions. We then derived an estimated fair value of each reporting unit based on an EBITDA multiple at or below the peer-median trading multiple.

Based on our interim goodwill impairment test as of June 30, 2025, we concluded that the International Solutions and Kenera reporting units' carrying value exceeded their respective estimated fair value. As a result, we recorded a non-cash goodwill impairment charge of $128.4 million and $44.9 million, respectively, during the three months ended June 30, 2025, which represented a full impairment of the goodwill allocated to these reporting units. The estimated fair values of our H&P Technologies and Offshore Solutions reporting units as of June 30, 2025 exceeded their respective carrying values by approximately 75.8 percent and 20.3 percent, respectively. These estimates reflect management’s best judgments as of June 30, 2025; however, changes in key assumptions or market conditions could yield materially different outcomes. We will continue to monitor events and circumstances that may affect fair values.

Due to the goodwill impairment described above, we also considered whether there was an indicator of impairment of our long-lived assets (including our finite-lived intangible assets) as of June 30, 2025. For the period ended June 30, 2025, we evaluated the suspension of land rigs in Saudi Arabia and the finite-lived intangible assets of our Saudi Arabia and Kenera operations for potential indicators of impairment and determined that further impairment analysis was unnecessary. These determinations are based on conditions as of June 30, 2025; should circumstances change, our conclusions could materially differ.

As of June 30, 2025, total goodwill was $166.6 million and property, plant and equipment, net was $4.4 billion. We will continue to monitor market and operational conditions and perform further impairment testing if triggering events arise.

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
Q3 FY25 FORM 10-Q | 58

The following table reconciles direct margin to segment operating income (loss), which we believe is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to direct margin.

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2025	2024	2025	2024
NORTH AMERICA SOLUTIONS
Segment operating income	$157,649	$163,407	$461,803	$455,030
Add back:
Depreciation and amortization	88,078	89,207	263,565	273,799
Research and development	7,617	10,623	26,560	32,318
Selling, general and administrative expense	10,972	14,239	42,266	43,812
Acquisition transaction costs	7	—	41	—
Asset impairment charges	—	—	1,507	—
Restructuring charges	1,849	—	1,849	—
Direct margin (Non-GAAP)	$266,172	$277,476	$797,591	$804,959

INTERNATIONAL SOLUTIONS
Segment operating income (loss)	$(166,513)	$(2,748)	$(215,980)	$8,606
Add back:
Depreciation and amortization	66,734	2,797	128,715	7,549
Selling, general and administrative expense	5,014	2,481	12,268	7,334
Acquisition transaction costs	141	—	351	—
Asset impairment charges	128,352	—	128,352	—
Restructuring charges	380	—	380	—
Direct margin (Non-GAAP)	$34,108	$2,530	$54,086	$23,489

OFFSHORE SOLUTIONS
Segment operating income	$8,769	$5,010	$29,649	$8,140
Add back:
Depreciation and amortization	12,681	1,798	22,438	5,807
Selling, general and administrative expense	1,294	799	3,322	2,515
Acquisition transaction costs	—	—	60	—
Restructuring charges	29	—	29	—
Direct margin (Non-GAAP)	$22,773	$7,607	$55,498	$16,462

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
•Note 7—Debt to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to interest rate risk which is incorporated herein by reference; and
•Note 12—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference;
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2024 Annual Report on Form 10-K filed with the SEC on November 13, 2024;
Q3 FY25 FORM 10-Q | 59

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Q3 FY25 FORM 10-Q | 60

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2025, filed on August 8, 2025, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q3 FY25 FORM 10-Q | 61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 8, 2025	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director, President and Chief Executive Officer

Date:	August 8, 2025	By:	/S/ J. KEVIN VANN
J. Kevin Vann Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q3 FY25 FORM 10-Q | 62