Form 10-K
period 2025-09-30
Helmerich & Payne, Inc.
filed 2025-11-21
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
At March 31, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s common stock held by non‑affiliates was approximately $2.6 billion based on the closing price of such stock on the New York Stock Exchange on such date of $26.12.
Number of shares of common stock outstanding at November 10, 2025: 98,448,373
Portions of the Registrant’s 2026 Proxy Statement for the Annual Meeting of Stockholders to be held in calendar year 2026 are incorporated by reference into Part III of this Form 10‑K. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10‑K relates.

2025 FORM 10-K | 2

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10‑K (“Form 10‑K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology, and such statements include, but are not limited to, statements regarding the Acquisition (as defined herein) and the anticipated benefits; impact and timing of such transaction, the timing and terms of recommencement of suspended rigs related to the Acquisition, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions, many of which are beyond our control and any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.
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
2025 FORM 10-K | 3

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
•we may be unable to successfully integrate KCA Deutag's business;
•the impact of technology disputes and limitations on our ability to protect or enforce our intellectual property rights;
•the effect of unexpected events;
•our reliance on management and competition for experienced personnel;
•the effect of the loss of one or a number of our large customers;
2025 FORM 10-K | 4

•our current backlog of drilling services and solutions revenue may not be fully realized;
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
•the impact and effects of public health crises, pandemics and epidemics;
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
2025 FORM 10-K | 5

•the effect of public and investor sentiment towards climate change, fossil fuels and other sustainability matters on our cost of capital and the price of our common stock;

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
KCA Deutag is a diverse global drilling company. The company derives a significant portion of its revenues and cash flow from its land operations and has a substantial land drilling presence in the Middle East with additional operations in South America, Europe, and Northern Africa. In addition to its land operations, the company has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada. Management contract operations provide services to customer platforms where the customer owns the drilling rig. KCA Deutag’s BENTEC™ (formally Kenera) business unit comprises manufacturing and engineering operations with four facilities serving the energy industry.
Subsequent to September 30, 2025, we announced the rebranding of KCA Deutag’s Kenera business unit to BENTEC™. The BENTEC™ name, already recognized in the market, will now represent all products and services previously associated with Kenera and its sub-brands. Accordingly, throughout this document and in future references, Kenera will be referred to as BENTEC™.
Our Segments
During the second quarter of fiscal year 2025, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions. Beginning on the Closing Date, Offshore Solutions now includes the results from the acquired KCA Deutag offshore management contract operations. Similarly, our International Solutions segment now includes the results from the acquired KCA Deutag land operations. Operating results related to KCA Deutag's BENTEC™ business unit are included in "Other" along with results from our real estate operations and our wholly-owned captive insurance companies. Our North America Solutions operating segment remains unchanged. Refer to Note 17—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Our International Solutions operations are conducted in major international oil and gas markets, primarily in the Middle East and Latin America. Our Offshore Solutions operations consist of asset-light offshore management contracts and contracted rig platforms located in U.S. federal waters, the North Sea and Norwegian Sea off the coast of Norway, Caspian Sea and other international waters.
Our "Other" operations is comprised of our BENTEC™ manufacturing and engineering activities, our real estate operations, and our wholly-owned captive insurance companies. BENTEC™ operates four facilities that serve the energy industry. We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center containing approximately 372,000 leasable square feet and approximately 176 acres of undeveloped real estate. Our wholly owned captive insurance companies (the “Captives”) are primarily used to fund self-insured retentions ("SIRs") and deductibles for our workers’ compensation, general liability, automobile liability, rig property and a medical stop-loss program. To mitigate the financial impact of significant events, the Company and the Captives maintain excess property and casualty reinsurance programs with third-party insurers.
2025 FORM 10-K | 6

Drilling Fleet
The following map shows the number of available rigs by basin in our North America Solutions reportable segment as of September 30, 2025:

The following table sets forth certain information concerning our North America Solutions drilling rigs as of September 30, 2025:

NORTH AMERICA SOLUTIONS FLEET
Location	Super-Spec FlexRig®[1]		Non Super-Spec FlexRig®[2]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
TX	129	71	—	—	129	71
NM	44	40	—	—	44	40
OK	17	7	—	—	17	7
ND	8	6	—	—	8	6
CO	5	3	2	1	7	4
LA	5	5	—	—	5	5
UT	4	3	—	—	4	3
OH	4	3	—	—	4	3
PA	2	2	—	—	2	2
WV	2	2	—	—	2	2
AR	1	1	—	—	1	1
Totals	221	143	2	1	223	144
(1)AC drive, minimum of 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability.
(2)AC drive, 1,500 horsepower drawworks, 500,000 or 750,000 lbs. hookload rating, 5,000 or 7,500 psi mud circulating system, may or may not have multiple-well pad capability.
2025 FORM 10-K | 7

The following table sets forth certain information concerning our International Solutions drilling rigs as of September 30, 2025:

INTERNATIONAL SOLUTIONS FLEET
Location	AC (FlexRig®3)[2]		AC (FlexRig®4)[3]		AC SCR Mechanical		AC SCR Desert[1]		SCR[4]		Other AC		Total Available Fleet	Total Rigs Contracted
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Saudi Arabia[5]	—	—	—	—	—	—	44	44	—	—	—	—	44	44
Oman	—	—	—	—	—	—	25	16	—	—	—	—	25	16
Argentina	12	7	—	—	—	—	—	—	1	—	3	1	16	8
Colombia	2	—	—	—	—	—	—	—	5	3	2	—	9	3
Germany	—	—	—	—	—	—	—	—	1	1	3	3	4	4
Bahrain	1	1	3	2	—	—	—	—	—	—	—	—	4	3
Pakistan	—	—	—	—	—	—	—	—	3	3	—	—	3	3
Kuwait[6]	—	—	—	—	—	—	4	2	—	—	—	—	4	2
Australia	2	2	—	—	—	—	—	—	—	—	—	—	2	2
Rest of World	—	—	—	—	2	—	7	—	13	1	4	2	26	3
Totals	17	10	3	2	2	—	80	62	23	8	12	6	137	88
(1)`Desert rigs are designed for reliable drilling in extreme weather conditions, specifically in harsh and remote desert environments. Mobile desert rigs are designed for easy transport and quick on-site rig-up while stationary desert rigs are deployed for longer term drilling. Depending on the draw works, these rigs typically feature a mast hook load capacity ranging from 500,000 to 2,000,000 lbs. Powered by dependable Caterpillar engines and equipped with mud pumps that operate at a working pressure of 5,000 to 7,500 psi, they deliver optimal performance under the toughest conditions.
(2)The FlexRig® 3 is equipped with an AC drive, 1,500 horsepower drawworks, and a 750,000 lb. hookload rating. It can be equipped with an optional skid or walking system, third mud pump, and 7,500 psi high pressure mud system. Nine rigs in Argentina are equipped with skid systems, a third mud pump and 7,500 psi high pressure mud systems.
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
(5)Includes 27 rigs as of September 30, 2025 that are contracted but not earning revenue due to contract suspensions.
(6)Includes two leased rigs generating revenue as of September 30, 2025.
The following table sets forth certain information concerning our Offshore Solutions drilling rigs as of September 30, 2025:

OFFSHORE SOLUTIONS FLEET
Location	Shallow Water[1]		Deep Water[1]		Total Fleet
	Total Available	Rigs Contracted	Total Available	Rigs Contracted	Total Available	Rigs Contracted
Louisiana[2]	4	—	—	—	4	—
Gulf of America	—	—	3	3	3	3
Totals	4	—	3	3	7	3
(1)Shallow water rigs operate on fixed facilities and deep water rigs operate on floating facilities.
(2)Rigs are idle, stacked on land and not in state waters.
2025 FORM 10-K | 8

Drilling Services and Solutions
We are the largest provider of super-spec AC drive land rigs in the Western Hemisphere. Following our acquisition of KCA Deutag in January 2025, we have significantly expanded our global operations and now maintain a presence across the Middle East, South America, Europe, and Africa. Our operations span both land and offshore drilling markets, enabling us to serve a more diverse and geographically distributed customer base.
We operate principally in North America and specialize in shale and unconventional resource plays, drilling challenging and complex wells in oil and gas producing basins. In the United States, our customers include a diverse mix of large independent, major, mid-sized and small cap oil companies as well as private independent companies (including those backed by private equity), primarily focused on unconventional shale basins.
Internationally, our customer base has expanded to include major international and national oil companies across the Middle East, Europe, Africa, and Latin America. The acquisition has also enhanced our offshore capabilities, particularly in the North Sea and Northern Africa, and has positioned us to deliver greater earnings visibility, cash flow generation, and long-term value creation.
Revenue from drilling services performed for our largest drilling customer totaled approximately 12.0 percent ($451.3 million) and 11.0 percent ($302.6 million) of our total consolidated revenues during fiscal years 2025 and 2024, respectively. We did not have any individual customers that represented 10% or more of our total consolidated revenues in fiscal year 2023.
The following table presents operating statistics for the fiscal years 2025, 2024, and 2023:

	Year Ended September 30,
	North America Solutions			International Solutions			Offshore Solutions
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Revenue days[1]	53,523	55,387	61,814	19,985	4,614	4,788	1,095	1,111	1,460
Average active rigs[2]	147	151	169	55	13	13	3	3	4
Number of active rigs at the end of period[3]	144	151	147	61	16	13	3	3	4
Number of available rigs at the end of period	223	228	233	137	27	22	7	7	7
(1)Defined as the number of contractual days for owned and leased rigs with recognized revenue during the period.
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

Our Segments
North America Solutions Segment
We believe we operate the largest and most technologically advanced AC drive drilling rig fleet in North America and have a presence in most of the U.S. shale and unconventional basins. We have the leading market share in at least two of the most active oil basins, which include the Permian Basin and Eagle Ford Shale. All of our active rigs are capable of drilling horizontal or directional wells. As of September 30, 2025, we had approximately 24.0 percent of the total market share in U.S. land drilling and approximately 33.7 percent of the super-spec market share in U.S. land drilling. In the United States, we have the industry's largest super-spec fleet and had 144 of our 223 marketed rigs active under contract as of September 30, 2025 of which 73 were under fixed‑term contracts, and 71 were working well-to-well.
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
2025 FORM 10-K | 9

Our North America Solutions segment contributed approximately 63.0 percent ($2.4 billion) of our consolidated operating revenues during fiscal year 2025, compared to approximately 88.7 percent ($2.4 billion) and 87.7 percent ($2.5 billion) of our consolidated operating revenues during fiscal years 2024 and 2023, respectively. In North America, our customers are primarily from the major integrated oil companies, large independent oil companies, small cap oil companies and private independent companies (including private equity-backed companies). Revenue from drilling services performed for our largest North America Solutions drilling customer totaled approximately 18.2 percent ($429.4 million) of the North America Solutions segment revenues during fiscal year 2025.
International Solutions Segment
Our International Solutions segment conducts operations primarily in Saudi Arabia, Argentina, Oman, Bahrain, Germany, Colombia, and Kuwait. As of September 30, 2025, we had 88 land rigs contracted for work in locations outside of the United States. Our International Solutions operations contributed approximately 21.4 percent ($802.4 million) of our consolidated operating revenues during fiscal year 2025, compared to approximately 7.0 percent ($194.0 million) and 7.4 percent ($212.6 million) of our consolidated operating revenues during fiscal years 2024 and 2023, respectively. Revenue from drilling services performed for our largest International Solutions drilling customer totaled approximately 32.3 percent ($259.0 million) of the International Solutions segment revenues during fiscal year 2025.
Saudi Arabia As of September 30, 2025, we had 44 available rigs in Saudi Arabia. Revenues generated by Saudi Arabia within the International Solutions operating segment contributed approximately 6.9 percent ($259.0 million) of our consolidated operating revenues in fiscal year 2025. All of our revenues in Saudi Arabia are from contracts with the national oil company. During the first quarter of the year ended September 30, 2025, we commenced operations for our eight FlexRig®'s in Saudi Arabia.
Argentina As of September 30, 2025, we had 16 available rigs in Argentina. Revenues generated by Argentine drilling operations within the International Solutions operating segment contributed approximately 4.2 percent ($155.7 million) of our consolidated operating revenues during fiscal year 2025 compared to approximately 5.2 percent ($142.5 million) and 4.8 percent ($137.4 million) of our consolidated operating revenues during fiscal years 2024 and 2023, respectively. The Argentine drilling contracts are primarily with large international or national oil companies.
Oman As of September 30, 2025, we had 25 available rigs in Oman. Revenues generated by Oman drilling operations within the International Solutions operating segment contributed approximately 4.7 percent ($177.9 million) of our consolidated operating revenues in fiscal year 2025. All of our revenues during fiscal year 2025 were generated from expanded operations following the Acquisition. Oman drilling contracts are with international oil companies, a partner of the national oil company, and a private independent oil company.
Bahrain As of September 30, 2025, we had four available rigs in Bahrain. Within the International Solutions operating segment, drilling revenues generated in Bahrain contributed approximately 0.8 percent ($30.8 million) of our consolidated operating revenues in fiscal year 2025, compared to approximately 0.7 percent ($18.0 million) and 0.5 percent ($15.4 million) of our consolidated operating revenues during fiscal years 2024 and 2023, respectively. All of our revenues in Bahrain are from a partner of the local national oil company.
Germany As of September 30, 2025, we had four available rigs in Germany. Revenues generated by German drilling operations within the International Solutions operating segment contributed approximately 1.0 percent ($38.8 million) of our consolidated operating revenues in fiscal year 2025. All of our revenues during fiscal year 2025 were generated from expanded operations following the Acquisition. German drilling contracts are primarily with private independent oil companies.
Colombia As of September 30, 2025, we had nine available rigs in Colombia. Within the International Solutions operating segment, drilling services revenues generated in Colombia contributed approximately 1.0 percent ($36.1 million) of our consolidated operating revenues in fiscal year 2025, compared to approximately 0.3 percent ($9.3 million) and 1.6 percent ($46.7 million) of our consolidated operating revenues during fiscal years 2024 and 2023, respectively. The Colombian drilling contracts that generated revenue during the fiscal year were primarily with large international or national oil companies.
Kuwait As of September 30, 2025, we had four available rigs in Kuwait, in addition to two leased rigs. Revenues generated by Kuwait drilling operations within the International Solutions operating segment contributed approximately 0.8 percent ($30.7 million) of our consolidated operating revenues in fiscal year 2025. During fiscal year 2025, all revenues were generated from expanded operations following the Acquisition and are attributable to two leased rigs operating under contract with the national oil company.
Offshore Solutions Segment
Our Offshore Solutions segment has been in operation since 1968 and currently consists of seven platform rigs located in U.S. federal waters. Our offshore rig fleet operates on conventional fixed leg platforms and floating platforms attached to the sea floor with mooring lines, such as Spars and Tension Leg Platforms. Additionally, we provide management contract services to contracted rig platforms located in U.S. federal waters, the North Sea and Norwegian Sea off the coast of Norway, Caspian Sea and other international waters. We supply the rig equipment and crews and the operator, who owns the platform, will typically provide production equipment or other necessary facilities.
2025 FORM 10-K | 10

As of September 30, 2025, three of the seven offshore rigs were under contract. Our Offshore Solutions operations contributed approximately 13.9 percent ($520.4 million) of our consolidated operating revenues during fiscal year 2025, compared to approximately 3.9 percent ($106.2 million) and 4.5 percent ($130.2 million) of our consolidated operating revenues during fiscal years 2024 and 2023, respectively. Revenues from drilling services performed for our largest offshore drilling customer totaled approximately 45.2 percent ($235.0 million) of offshore revenues during fiscal year 2025.
Other Operations
Other operations is primarily comprised of our BENTEC™ manufacturing and engineering operations, with four facilities serving the energy industry. We also own and operate a limited number of commercial real estate properties located in Tulsa, Oklahoma. Our real estate investments include a shopping center and undeveloped real estate.
We also continue to use our Captive insurance subsidiaries to fund SIRs and deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, medical stop-loss program, and certain international casualty and rig property programs.
Our manufacturing and engineering operations, real estate operations and our wholly-owned captive insurance companies are included in "Other" within our segment disclosures.
Rigs, Equipment, R&D, and Facilities
Since the late 1990s, we have advanced a new generation of drilling rigs prioritizing safety, mobility, and performance. Our FlexRig® platform, first introduced in 1998, has evolved through continuous innovation and has delivered higher-value wells and improved operational efficiency for our customers.
In 2025, we acquired KCA Deutag, expanding our land drilling footprint in the Middle East, South America, Europe, and Africa and adding valuable offshore management expertise in regions such as the North Sea, Angola, Azerbaijan, and Canada. This acquisition complements our rig portfolio and broadens our customer reach.
KCA Deutag’s BENTEC™ business unit adds manufacturing and engineering capabilities through four facilities that will be integrated into our existing infrastructure to support rig upgrades, retrofits and component overhauls within our vertically integrated model. Our facilities in Galena Park, Texas, and Tulsa, Oklahoma-area facilities will continue to provide rig assembly and modular component support, now enhanced by BENTEC™'s engineering depth.
The acquisition also strengthens our super-spec rig fleet. We have reconfigured 78 FlexRig® units into super-spec walking rigs, and will evaluate potential upgrades to select KCA Deutag rigs. 'Super-spec' standards include: AC drive, minimum 1,500 horsepower drawworks, minimum of 750,000 lbs. hookload rating, 7,500 psi mud circulating system, and multiple-well pad capability. As of September 30, 2025, we operate 238 super-spec rigs.
Fleet uniformity remains a cornerstone of our strategy. Integration of KCA Deutag’s assets will emphasize standardized controls, adaptive crew training, and a centralized supply chain to maintain consistent, safe, and reliable operations across our expanded fleet.
Our Rig Systems Monitoring and Support Center (RSMS) and Remote Operations Centers (ROCs) will now support the expanded fleet, providing 24/7 monitoring, real-time feedback, and engineering support to optimize performance and reduce nonproductive time. We believe the integration of KCA Deutag’s rigs into our digital ecosystem will enhance wellbore positioning and execution across geographies.
We continue to advance our automation solutions, which leverage machine-human collaboration to reduce variability and improve well economics. These technologies are enabled by our uniform digital fleet and will be extended to applicable KCA Deutag rigs. Our path toward autonomous drilling remains a strategic priority, and the acquisition accelerates our ability to deploy these solutions globally.
We operate legacy H&P vertically integrated facilities for manufacturing, upgrades, retrofits, modifications, overhauls, recertification, and repairs of our rigs and equipment. Our facility located in Galena Park, Texas is primarily utilized for overall rig assembly, overhaul, recommissioning and recertification while our facility near Tulsa, Oklahoma is primarily utilized for modular rig component overhauls and repairs. BENTEC™ operates four facilities that deliver integrated solutions for drilling equipment manufacturing, upgrades, overhauls, and repairs. The Bad Bentheim, Germany facility serves as the main engineering and manufacturing hub; Dammam, Saudi Arabia focuses on services, overhauls, and rig upgrades; Nizwa, Oman provides regional service, repair, and manufacturing capabilities; and Poltava, Ukraine supports the maintenance and servicing of BENTEC™ equipment and rigs.
2025 FORM 10-K | 11

We continue to see adoption and growth with our technologically enabled automation solutions. We designed these solutions to address our customers' dependence on human decision-making to design, execute and optimize crude oil and natural gas extraction. These technologies enable us to deploy data-driven solutions that reduce variability and costs for achieving optimal outcomes. These solutions are designed to enhance wellbore quality and placement, improve cost performance and well economics, and achieve better consistency at reduced risk. Our automation-focused solutions and applications are enabled by our uniform digital fleet that provide a platform for machine-human collaboration during the drilling process to improve efficiency. Our path to autonomous drilling continues to evolve with several solutions in various stages of commercial testing.
Markets and Competition
Our business largely depends on the level of capital spending by oil and gas companies for exploration and production activities. The level of capital spending has traditionally been correlated to oil and gas prices. Oil and gas prices can be volatile at times depending upon both near and long-term supply and demand factors. Sustained increases or decreases in the prices of oil and natural gas generally have a material impact on the exploration and production activities of our customers. As such, significant declines in the prices of oil and natural gas may have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2025, we had 208 active rigs under contract, compared to 170 and 164 rigs under contract as of September 30, 2024 and 2023, respectively. For further information concerning risks associated with our business, including volatility surrounding oil and natural gas prices and the impact of low oil prices on our business, see Item 1A—Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10‑K.
Our industry is highly competitive, and we strive to differentiate our services based upon the quality of our FlexRig® drilling rigs and our engineering design expertise, operational efficiency, software technologies, and safety and environmental awareness. The number of available rigs generally exceeds demand in many of our markets, resulting in significant price competition. We compete against many drilling companies, some of whom are present in more than one of our operating regions. In the United States, we compete with Nabors Industries Ltd., Patterson-UTI Energy, Inc., Precision Drilling Corporation, and many other competitors with regional operations. Internationally, we compete directly with various contractors at each location where we operate. In the Gulf of America platform rig market, we primarily compete with Nabors Industries Ltd. and Blake International Rigs, LLC. For further information concerning risks associated with competition in our industry, see Item 1A—Risk Factors—Business and Operating Risks.
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
Each drilling rig operates under a separate drilling contract and, in some instances, these contracts are part of an over-arching term agreement known as a FlexPool. These agreements are with a limited number of domestic customers that operate multiple rigs, oftentimes across multiple basins in the U.S. Under the FlexPool agreements, customers enter into a fixed term contract covering a minimum amount of drilling days, utilizing a minimum number of drilling rigs and have the flexibility to employ more or fewer rigs as long as the minimum number of rigs (outlined in the agreement) is maintained. If any provisions are violated, as in a customer operating below the minimum number of rigs, early termination payments may apply.
Daywork Contracts
Daywork contracts are contracts under which we charge a rate per day, with the price determined by the location, depth and complexity of the well to be drilled, specification of the rig provided, operating conditions, the duration of the contract, and the competitive forces of the market.
2025 FORM 10-K | 12

Performance-based Contracts
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. For example, some performance targets are set based upon days to drill a well or the number of lateral feet drilled in zone per day. We often use our automated technology solutions to assist in achieving the performance targets. The risks associated with these contracts relate to the failure to reach the agreed upon performance targets. If we do not meet these targets, we will not receive additional compensation above the base dayrate. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Based on our operational track record throughout fiscal year 2025 and drilling expertise, our performance-based contracts have produced a positive risk-reward outcome. Refer to Note 10—Revenue from Contracts with Customers for additional information related to performance-based contracts.
Contract Backlog
Our contract drilling backlog was $7.0 billion and $1.5 billion as of September 30, 2025 and 2024, respectively. Approximately 22.6 percent of the September 30, 2025 backlog is reasonably expected to be fulfilled in fiscal year 2026. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—"Contract Backlog" included in this Form 10-K for additional information pertaining to backlog.
Employees
As of September 30, 2025, we had approximately 6,200 employees within the United States and approximately 9,500 employees in our international operations. The number of employees fluctuates depending on the current and expected demand for our services. We consider our employee relations to be robust. None of our U.S. employees are represented by a union. However, some of our international employees are unionized.
Human Capital Objectives and Programs
At Helmerich & Payne, our people are the foundation of our success. We are committed to cultivating a workplace culture that reflects our core values, prioritizes safety, and supports the development and well-being of our employees. Our human capital strategy is designed to attract, retain, and grow a diverse and talented workforce that shares our commitment to operational excellence and responsible energy development.
Core Values and Culture
Our culture is defined by The H&P Way, which articulates our purpose of improving lives through efficient and responsible energy, and the values that guide our behaviors and decisions. These values include:
•Actively C.A.R.E.™ – We are expected to treat one another with respect. We care about each other, and from a safety perspective, we promote Controlling and Removing Exposures (“C.A.R.E.”) for ourselves and others.
•Service Attitude – We should do our part and more for those around us, to consider the needs of others and provide solutions to meet the needs of our colleagues, customers, and communities.
•Innovative Spirit – We will embrace continuous improvement and are willing to try new approaches. We seek to make decisions with a long-term view in mind.
•Teamwork – We should listen to one another and collaborate across teams to achieve shared goals and deliver value.
•Do The Right Thing – Means being honest and transparent. We aim to tackle tough situations, make decisions and speak up when needed.
These values are embedded in our daily operations and serve as the foundation for our employee experience, leadership development, and decision-making processes.
Talent Attraction & Retention
We recognize that recruiting and retaining skilled employees is critical to our success. Our global recruitment teams support rig operations by sourcing, hiring, onboarding, and reassigning personnel. During periods of reduced activity, we maintain relationships with former employees to facilitate re-engagement when appropriate.
2025 FORM 10-K | 13

We leverage multiple channels for recruiting including our careers site, social media, job fairs, and relationships with educational institutions to attract qualified, diverse, motivated and responsible candidates. Our approach is designed to support consistent staffing and long-term workforce sustainability.
Education and Training
We support the ongoing development of our employees. Our onboarding programs emphasize safety, ethical conduct, and inclusive teamwork. Training is managed by our Human Resources Shared Services team, which facilitates alignment with H&P’s core values and strategic goals.
Key training programs include:
•New Employment Safety Training – Prepares new hires in safety-sensitive roles to work safely on our rigs and provides them with required certifications and cultural orientation.
•Short Service Employee Training – Provides technical, on-the-job training under the guidance of a mentor.
•Ethics and Compliance Training – Covers topics such as our Code of Conduct, anti-discrimination, data privacy, trade compliance and anti-corruption, among others.
•Drillers’ Performance Academy – An in-person workshop focused on leadership, team dynamics, and technology training.
•Leadership Series Training – In person and online courses available to current and aspiring leaders, aligned with The H&P Way.
Safety Training and Serious Injury and/or Fatality ("SIF") Reduction Program
Safety is a core component of our culture. We strive to build an Actively Caring workforce that prioritizes:
•Personal safety and health
•The safety and health of others
•Protection of the Environments in which we work
Our employees are encouraged to provide open feedback and proactively address exposures that pose health and safety risks. Through training and accountability, we reinforce the importance of safe practices and risk mitigation.
Safety Leadership
Since 2015, we have redefined safety success beyond traditional metrics like Total Recordable Incident Rate ("TRIR"). By maintaining open communication and collaborating with field employees, we have built a strong culture of C.A.R.E. Employees are recognized and rewarded for identifying and reporting near-miss incidents with serious injury or fatality potential. This approach supports a proactive safety culture and strengthens organizational health.
SIF Strategy
Our Serious Injury and Fatality ("SIF") strategy is centered on identifying and mitigating high-risk exposures. While we continue to track traditional safety metrics for benchmarking, our safety culture is guided by more meaningful indicators such as:
•SIF Potential Rate
•SIF Mitigated Rate
We prioritize learning from incidents with SIF potential, even when no injury occurs, and escalate investigations accordingly. Our vision for safety is rooted in prevention, transparency, and continuous improvement.
Culture and Belonging
We believe that creating an environment where our employees feel valued and respected drives engagement, better leverages the unique talents and perspectives of our people to innovate and enhances our ability to attract and retain a diversified workforce. H&P is an equal opportunity employer and is committed to equal opportunity employment. H&P has established an employee Culture & Belonging Council with global employee representation. These priorities are evidenced by formalized policies regarding equal opportunity and a discrimination-free workplace.
2025 FORM 10-K | 14

Employee Benefits, Health and Wellness
We offer competitive compensation and benefits designed to support the health, well-being, and financial security of our employees. Eligibility for specific benefits is subject to applicable plan terms, conditions, and qualification requirements.
For U.S.-based employees, our benefits include:
•Comprehensive medical, dental, and vision coverage
•Health Savings Accounts ("HSAs") and Flexible Spending Accounts ("FSAs")
•401(k) retirement savings plan with company matching contributions
•Employer-paid life and disability insurance
•Employee Assistance Program ("EAP") offering wellness and support services
•The H&P Way Fund, providing emergency financial assistance
•Discounts on technology, travel, and personal purchases
•Educational Assistance Plan for eligible undergraduate and select graduate programs
•Paid time off programs including vacation, holidays, bereavement, and sick leave
For employees outside the United States, we offer regionally appropriate benefits that are competitive within local markets and aligned with applicable laws and cultural norms.
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
We insure working land rigs and related property and equipment at values that approximate the current replacement costs on the inception date of the policies. However, we self-insure large SIRs and deductibles under these policies. We also carry insurance with varying SIRs, deductibles, and coverage limits with respect to stacked rigs, offshore platform rigs, and “named windstorm” risk in the Gulf of America.
We have insurance coverage for comprehensive general liability, automobile liability, workers’ compensation and employer’s liability, and certain other specific risks. Insurance is purchased over SIRs or deductibles to reduce our exposure to catastrophic events. We retain a significant portion of our expected losses under our workers’ compensation, general liability and automobile liability programs. We self-insure a number of other risks including loss of earnings and business interruption. We are unable to obtain significant amounts of insurance to cover risks of underground reservoir damage.
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
2025 FORM 10-K | 15

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
Environmental laws and regulations that apply to our operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Resource Conservation and Recovery Act (each, as amended) and similar laws that provide for responses to, and liability for, air emissions, water discharges or releases of oil or hazardous substances into the environment, including damages to natural resources, species, or habitats. Applicable environmental laws and regulations also include similar foreign, state or local counterparts to the above-mentioned federal laws, which regulate air emissions, water discharges, and management of hazardous substances and waste. Additionally, regulations relating to the protection of threatened or endangered species or critical habitats may result in limitations on exploration and production activities. Environmental laws can have a material adverse effect on the drilling industry, including our operations, and compliance with such laws may require us to make significant capital expenditures, such as the installation of costly equipment or operational changes, and may affect the resale values or useful lives of our drilling rigs.
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
2025 FORM 10-K | 16

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
We monitor our compliance with applicable governmental rules and regulations in each country of operation. We have made and will continue to make the required expenditures to comply with current and future regulatory requirements. We do not anticipate that compliance with currently applicable rules and regulations and required controls will significantly change our competitive position, capital spending or earnings during fiscal year 2026. We believe we are materially compliant with applicable rules and regulations and, to date, the cost of such compliance has not been material to our business or financial condition. However, future events such as additional laws and regulations, changes in existing laws and regulations or their interpretation or more vigorous enforcement policies of regulatory agencies, may require additional expenditures by us, which may be material. Specifically, the expansion of the scope of laws or regulations protecting the environment has accelerated in recent years, particularly outside the United States, and we expect this trend to continue. Accordingly, there can be no assurance that we will not incur significant compliance costs in the future. See Item 1A— “Risk Factors — Failure to comply with or changes to governmental and environmental laws could adversely affect our business.”
Sustainability
H&P has helped its customers supply energy for more than a century, and we continue to innovate and improve the ways in which we can provide energy safely, reliably, and efficiently. The Company continues to evolve and refine its sustainability strategy rooted in our core value to "do the right thing," as discussed above.
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
Investors and others should note that we announce material financial information to our investors using our investor relations website (https://ir.hpinc.com/investors), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our stockholders and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.
2025 FORM 10-K | 17

ITEM 1A. RISK FACTORS
An investment in our securities involves a variety of risks. In addition to the other information included and incorporated by reference in this Form 10-K and the risk factors discussed elsewhere in this Form 10-K, the following risk factors should be carefully considered and read in conjunction with the other information in this Form 10-K, as they could have a material adverse effect on our business, financial condition and results of operations. There may be other additional risks, uncertainties and matters not presently known to us or that we believe to be immaterial that could nevertheless have a material adverse effect on our business, financial condition and results of operations.

BUSINESS AND OPERATING RISKS

Our business depends on the level of activity in the oil and natural gas industry, which is significantly impacted by the current and expected price of oil and natural gas as well as the volatility in those prices and other factors.

Our business depends on the conditions of the land and offshore oil and natural gas industry. Demand for our services and the rates we are able to charge for such services depend on oil and natural gas industry exploration and production activity and expenditure levels, which are directly affected by both long- and short-term trends in oil and natural gas prices and market expectations regarding such prices. Oil prices are particularly sensitive to actual and perceived threats to geopolitical stability, global economic conditions, and to changes in production from OPEC+ member states. For example, the ongoing armed conflicts between (i) Russia and Ukraine and (ii) the conflicts in the Middle East and the continuation of, or any escalation in the severity of, these conflicts, has led and may continue to lead to an increase in the volatility of global oil and gas prices, which could have a corresponding negative impact on the capital expenditure of oil and gas companies as a result of the higher perceived risk.
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
•the worldwide economy;
•expectations about future oil and natural gas prices and production levels (including as a result of certain economic initiatives, such as those related to artificial intelligence);
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
•tax, trade and tariff policies of the United States and other countries involved in global energy markets;
•political and military conflicts, hostilities or perceived hostilities in oil producing regions or other geographical areas or acts of terrorism in the United States or elsewhere;
•technological advances that are related to oil and natural gas recovery or that affect the global demand or supply for energy;
•the development, exploitation and market acceptance of alternative energy sources as part of a transition to a lower carbon economy;
2025 FORM 10-K | 18

•focus by the investment community on sustainability practices in the oil and natural gas industry;
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
Concerns over global economic conditions, energy costs, geopolitical issues, supply chain disruptions, inflation, the availability and cost of credit have contributed to increased economic uncertainty. An economic slowdown or recession in the United States or in any other country that significantly affects the supply of or demand for oil or natural gas could negatively impact our operations and therefore adversely affect our results. Global economic conditions have a significant impact on oil and natural gas prices and stagnation or deterioration in global economic conditions could result in less demand for our services and could cause our customers to reduce their planned spending on exploration and development drilling. Adverse global economic conditions may cause our customers, vendors and/or suppliers to lose access to the financing necessary to sustain or increase their current level of operations, fulfill their commitments and/or fund future operations and obligations. Furthermore, challenging economic conditions may result in certain of our customers experiencing bankruptcy or otherwise becoming unable to pay vendors, including us. In the past, global economic conditions, and expectations for future global economic conditions, have sometimes significantly deteriorated in a relatively short period of time and there can be no assurance that global economic conditions or expectations for future global economic conditions will recover in the near term or not quickly deteriorate again due to one or more factors. These conditions could have a material adverse effect on our business, financial condition and results of operations.

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
We operate in a very competitive industry, and we are not always successful in raising or maintaining our existing prices. From time to time we are able to increase our prices, but we may not be able to do so at a rate that is sufficient to offset rising costs. The inability to maintain our pricing and to increase our pricing as costs increase to offset rising costs and capital expenditures could adversely affect our rig utilization and profit margins.
Various factors within our industry could cause there to be substantially more drilling rigs available than necessary to meet demand even as oil and natural gas prices, and drilling activity, increase. In the event of a surplus of available and more competitive drilling rigs, we may continue to experience difficulty in replacing fixed‑term contracts, extending expiring contracts or obtaining new contracts in the spot market, and new contracts may contain lower dayrates and substantially less favorable terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2025, 132 of our available rigs were not under contract.
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
2025 FORM 10-K | 19

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

New technologies may cause our drilling methods and equipment to become less competitive, and it may become necessary to incur higher levels of capital expenditures in order to keep pace with the disruptive trends in the drilling industry. Growth through the building of new drilling rigs and improvement of existing rigs is not assured.

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
2025 FORM 10-K | 20

Our drilling and technology related operations are subject to a number of operational risks, including environmental and weather risks, which could expose us to significant losses and damage claims. We are not fully insured against all of these risks and our contractual indemnity provisions may not fully protect us.

Our operations are subject to many hazards inherent in the business in which we operate, including inclement weather, natural disasters, unplanned power outages, blowouts, explosions, well fires, loss of well control, equipment failure, computer system disruptions, pollution, and reservoir damage. These hazards could cause significant environmental and reservoir damage, personal injury and death, suspension of operations, serious damage or destruction of equipment and property and substantial damage to producing formations and surrounding lands and waters. An accident or other event resulting in significant environmental or property damage, or injuries or fatalities involving our employees or other persons could also trigger investigations by federal, state or local authorities. Such an accident or other event and subsequent crisis management efforts could cause us to incur substantial expenses in connection with investigation and remediation as well as cause lasting damage to our reputation, loss of customers and an inability to obtain insurance.
Our Offshore Solutions operations are also subject to potentially significant risks and liabilities attributable to or resulting from adverse environmental conditions, including pollution of offshore waters and related negative impact on wildlife and habitat, adverse sea conditions and platform damage or destruction due to collision with aircraft or marine vessels. Our Offshore Solutions operations may also be negatively affected by a blowout or an uncontrolled release of oil or hazardous substances by third parties whose offshore operations are unrelated to our operations. We operate several platform rigs in the Gulf of America. The Gulf of America experiences hurricanes and other extreme weather conditions on a frequent basis, which may increase in frequency and severity as a result of climate change. See below “—The physical effects of climate change and the regulation of greenhouse gases and climate change could have a negative impact on our business.” Damage caused by high winds and turbulent seas could potentially curtail operations on our platform rigs for significant periods of time until the damage can be repaired. Moreover, we may experience disruptions in operations due to damage to customer platforms and other related facilities in the area. We also lease a fabrication facility near the Houston, Texas ship channel, regularly have land drilling operations proximate to the gulf coast, and our principal fabricator and other vendors are also located in the gulf coast region, all of which could be exposed to damage or disruption by hurricanes and other extreme weather conditions, including coastal flooding, which in turn could result in increased operating costs or decreases in revenues and adversely affect our business, financial condition, and results of operations.
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
2025 FORM 10-K | 21

Our business is subject to cybersecurity and information technology system disruption risks.
Our operations depend on effective and secure information technology systems, including our own systems and the systems of third party vendors upon which we rely, such as those providing cloud services to us. Potential unauthorized occurrences on or through our information technology systems, including as a result of cybersecurity incidents, that may result in adverse effects on the confidentiality, integrity, and availability of these systems and data residing therein continue to grow. Cybersecurity threats could include, but are not limited to, cybersecurity incidents, such as ransomware attacks, denial-of-service attacks, phishing attacks, malicious software; unauthorized or unlawful access, release, corruption or loss of our data; employee or insider error; interruptions in communication; loss of our intellectual property or theft of our FlexRig® and other sensitive or proprietary technology; or loss or damage to our data delivery systems or other cybersecurity and infrastructure systems, including our property and equipment. In addition, a significant number of our employees now work remotely. Remote work relies heavily on the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices, which exposes the Company to additional cybersecurity risks. This risk is exacerbated with the advancement of technologies like artificial intelligence, which malicious third parties are using to create new, sophisticated and more frequent attacks. Furthermore, geopolitical tensions or conflicts, such as the ongoing armed conflicts between Russia and Ukraine and the conflicts in the Middle East, may further heighten the risk of cybersecurity attacks. Our information technology systems and those of our third party vendors are also subject to disruptions due to occurrences other than cybersecurity incidents, such as natural disasters or power outages.
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
2025 FORM 10-K | 22

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
We have allocated a portion of the purchase price of certain acquisitions to goodwill and other intangible assets. The amount allocated to goodwill is the excess of the purchase price over the net identifiable assets acquired. At September 30, 2025, we had goodwill of $182.9 million and other intangible assets, net of $485.5 million. If we experience future negative changes in our business climate or our results of operations such that we determine that goodwill or intangible assets are impaired, we will be required to record impairment charges with respect to such assets.

We may be unable to successfully integrate KCA Deutag’s business or achieve the anticipated benefits of the acquisition, or the anticipated benefits attributable to the acquisition may vary from our expectations.

Our ability to achieve the anticipated benefits of the acquisition will depend in part upon whether we can integrate KCA Deutag's business into our existing business in an efficient and effective manner. We may not be able to accomplish this integration process successfully. The integration process may be subject to delays or changed circumstances, and we can give no assurance that our expectations with respect to integration or cost savings as a result of the acquisition will materialize or that KCA Deutag's assets will perform in accordance with our expectations. For example, subsequent to the announcement of the Acquisition in July 2024, KCA Deutag and the Company received notifications of contract suspensions for a number of rigs operating in Saudi Arabia. The success of the acquisition will depend, in significant part, on the Company’s ability to successfully integrate the acquired business, grow the revenue of the Company and realize the anticipated strategic benefits from the acquisition. Additionally, the integration process may result in the disruption of ongoing business and there could be potential unknown liabilities and unforeseen expenses associated with the acquisition that were not discovered in the course of performing due diligence. The integration may also require significant time and focus from management following the acquisition which may disrupt the Company’s business and results of operations.
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
Prior to its acquisition, KCA Deutag was a private company and not required to maintain a system of internal controls over financial reporting that would meet the standards of a public company, including the requirements under the Sarbanes-Oxley Act of 2002. We are in the process of integrating KCA Deutag into our system of internal controls over financial reporting and implementing additional internal controls where appropriate. As we continue to integrate and improve the operations of KCA Deutag, we may need to implement additional internal controls and procedures. The costs that we may incur to implement such controls and procedures may be substantial, and we could encounter unexpected delays and challenges in this implementation.
Our future success will depend, in part, on our ability to manage our expanded business by, among other things, integrating the assets, operations and personnel of KCA Deutag in an efficient and timely manner, consolidating systems, internal controls and management controls and successfully integrating relationships with customers, vendors and business partners. Failure to successfully manage the combined operations may have an adverse effect on our business, reputation, financial condition and results of operations.
2025 FORM 10-K | 23

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
In fiscal year 2025, we received approximately 54.0 percent of our consolidated operating revenues from our ten largest drilling services and solutions customers (including their affiliates) and approximately 25.6 percent of our consolidated operating revenues from our three largest drilling services and solutions customers (including their affiliates). If one or more of our larger customers terminated their contracts, failed to renew existing contracts with us, suspended active contracts for a prolonged period or refused to award us with new contracts, it could have a material adverse effect on our business, financial condition and results of operations. Further, consolidation among oil and natural gas exploration and production companies may reduce the number of available customers. See “—Consolidation in our industry may impact our results of operations” for additional disclosure regarding consolidations in our industry.
2025 FORM 10-K | 24

Our current backlog of drilling services and solutions revenue may decline and may not be fully realized as fixed‑term contracts and, in certain instances, these contracts can be terminated without an early termination payment or suspended without standby or force majeure compensation.

Fixed‑term drilling contracts typically allow customers to terminate the agreement early for convenience, default, or extended force majeure events. An “early termination payment” is usually owed to us if a contract is terminated prior to expiration of the fixed term. However, in the event of default, such as destruction of a drilling rig, our bankruptcy, sustained unacceptable performance by us or delivery of a rig beyond certain grace and/or liquidated damage periods, no early termination payment would be paid to us. Even in cases where such payment is owed, customers may be unable or unwilling to pay it during depressed market conditions and may seek to suspend, negotiate, or terminate the contract instead. Additionally, some drilling contracts within our recently acquired KCA Deutag subsidiary do not include provisions for early termination payments or compensation for drilling suspension.
Regardless of the reason for an early termination or suspension of a contract, such termination or suspension can lead to a drilling rig being idle for an extended period if we cannot promptly secure new contracts on substantially similar terms, which could have a material adverse effect on our business, financial condition and results of operations. As of September 30, 2025, our drilling services backlog was approximately $4.8 billion for future revenues under firm commitments. Our drilling services backlog may decline over time if existing contract term coverage is not replaced by new term contracts or price modifications for existing contracts. Factors, such as low or declining oil prices and reduced capital spending by our customers can contribute to this decline. Our inability or the inability of our customers to meet contractual obligations may have a material adverse impact on our business, financial condition and results of operations.

Our contracts with NOCs may expose us to greater risks than we normally assume in contracts with non-governmental customers.
We currently own and operate rigs and have deployed technology under contracts with foreign national oil companies. In the future, we may expand our International Solutions operations and enter into additional, significant contracts with national oil companies. The terms of these contracts may contain non-negotiable provisions and may expose us to greater commercial, political, operational, and other risks than we assume in other contracts. Foreign contracts may expose us to materially greater environmental liability and other claims for damages (including consequential damages) and personal injury related to our operations, or the risk that the contract may be terminated or suspended by our customer without cause on short-term notice, contractually or by governmental action, or under certain conditions that may not provide us with an early termination payment or standby compensation. We can provide no assurance that increased risk exposure will not have an adverse impact on our future operations or that we will not increase the number of rigs contracted, or the amount of technology deployed, to national oil companies with commensurate additional contractual risks. Risks that accompany contracts with national oil companies could ultimately have a material adverse impact on our business, financial condition and results of operations.

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
2025 FORM 10-K | 25

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
Increases in the cost of labor, materials, parts, equipment, global transportation and logistics costs and other operational components have the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our services. In addition, our customers are also affected by inflation and the rising costs of goods and services used in their businesses, which could negatively impact their ability to purchase our services, which could adversely impact our revenue and profitability. There is no guarantee that we can increase selling prices, replace lost revenue, or reduce costs to fully mitigate the effect of inflation on our costs and business, which may adversely impact our sales margins and profitability.

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

The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations.
Public health crises, pandemics and epidemics and fear of such events have adversely impacted and may in the future again adversely impact our operations, the operations of our customers and the global economy, including worldwide demand for oil and natural gas and the level of demand for our services. We are not able to enumerate all potential risks to our business from such events. The full extent of the impact of public health crises, pandemics and epidemics on our business operations and financial results will depend largely on future developments and various factors beyond our control, such as the duration, severity and sustained geographic spread, and the impact and effectiveness of governmental actions to contain and treat such outbreaks, including government policies and restrictions; vaccine hesitancy, vaccine mandates, and voluntary or mandatory quarantines; and the global response surrounding such uncertainties.

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
2025 FORM 10-K | 26

Our business and results of operations may be adversely affected by foreign political, economic and social instability risks, foreign currency restrictions and devaluation, and various local laws associated with doing business in certain foreign countries.

We currently have drilling operations in South America (primarily Argentina and Colombia), the Middle East, Europe, Africa and Australia. In the future, we may further expand the geographic reach of our operations. As a result, we are exposed to several political, economic and other uncertainties not encountered in U.S. operations, including increased risks of social unrest, strikes, terrorism, war, kidnapping of employees, nationalization, and forced negotiation or modification of contracts; difficulty resolving disputes (including technology disputes) and enforcing contract provisions, expropriation of equipment as well as expropriation of oil and gas exploration and drilling rights; taxation policies; foreign exchange restrictions and restrictions on repatriation of income and capital; currency rate fluctuations; increased governmental ownership and regulation of the economy and industry in the markets in which we operate; economic and financial instability of national oil companies; restrictive governmental regulation; bureaucratic delays; increased compliance costs; and general hazards associated with foreign sovereignty over certain areas in which operations are conducted.
South American countries, in particular, have historically experienced uneven periods of economic growth, as well as recession, periods of high inflation and general economic and political instability. From time to time, these risks have impacted our business. For example, in Argentina, while our dayrate is denominated in U.S. dollars, we are paid in Argentine pesos and Argentina has a history of implementing currency controls, which limit our ability to access U.S. Dollars in Argentina and repatriate cash from our Argentina operations. Argentina’s economy is currently considered highly inflationary, which is defined as cumulative inflation rates exceeding 100% in the most recent three-year period based on inflation data published by the respective governments. Nonetheless, all of our foreign operations use the U.S. dollar as the functional currency and local currency monetary assets and liabilities are remeasured into U.S. dollars with gains and losses resulting from foreign currency transactions included in current results of operations. For fiscal year 2025, we recognized aggregate foreign currency losses of $3.8 million in Argentina. Our aggregate foreign currency losses across all of our operations for fiscal years 2025, 2024 and 2023 were $9.7 million, $5.5 million and $6.4 million, respectively. However, in the future, we may incur larger currency devaluations, foreign exchange restrictions or other difficulties repatriating U.S. dollars from Argentina or elsewhere, which could have a material adverse impact on our business, financial condition and results of operations. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate.
As a result of the KCA Deutag acquisition, we have also recently expanded operations into Europe and Africa and have increased our presence in the Middle East. Certain aspects related to operating in these new regions may present new obstacles including a less familiar geopolitical landscape, new customers with whom we have less established relationships, pressure from local governments to hire local employees, use local suppliers or to direct business to nationalized companies, unfamiliar operating conditions and a distinct regulatory environment.
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
2025 FORM 10-K | 27

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
2025 FORM 10-K | 28

LEGAL AND REGULATORY RISKS

The physical effects of climate change and the regulation of greenhouse gases and climate change could have a negative impact on our business.
The physical and regulatory effects of climate change and a global transition to a low carbon economy could have a negative impact on our operations, our customers’ operations and the overall demand for our customers' products and services. In recent years, international, national, state, regional and local regulatory bodies have focused on emissions of certain gases, commonly referred to as “greenhouse gases” (“GHGs”) including carbon dioxide and methane, and climate change issues. Legislation to regulate GHG emissions has periodically been introduced, and such legislation may be proposed or adopted in the future. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting, tracking programs, attestation requirements and regulations that directly limit GHG emissions from certain sources. Some of the proposals would require industries to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement.
In recent years, the United States has twice entered into and withdrawn from the “Paris Agreement” that requires member countries to review and “represent a progression” in their intended nationally determined GHG contributions. Recent changes in, and resulting uncertainty around, the United States' approach to climate change and GHG regulation further complicate efforts to prepare for future policy changes.
It is not possible at this time to fully predict the timing and effect of climate change or the extent and contents of any additional GHG legislation, regulations or other measures adopted by governments that may impact our business. However, more aggressive efforts by governments and non-governmental organizations to reduce GHG emissions have occurred and may continue based on the findings set forth in the IPCC Reports and any such future laws and regulations could result in increased compliance costs, reduced returns on investment, or additional operating restrictions. They may also affect the demand for our customers' products and, accordingly, our services. In addition, increasing attention to the risks of climate change has resulted in an increased possibility of litigation, legislation, or investigations brought by public and private entities against oil and gas companies in connection with their GHG emissions. As a result, we or our customers may become subject to court orders compelling a reduction of GHG emissions or requiring financial, actual, or other mitigation of the effects of climate change. If we are unable to recover or pass through a significant level of our costs or are required to change our practices related to complying with climate change-related regulatory requirements imposed on us, it could have a material adverse impact on our business, financial condition and results of operations. Further, to the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of or access to capital. Climate change and GHG regulation could also negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. An increased focus by the public on the reduction of GHG emissions as well as the results of the physical impacts of climate change could affect the demand for our customers’ products and have a negative effect on our business.
Governments have enacted, and may continue to enact, laws and regulations that mandate or provide economic incentives for the development of technologies and sources of energy other than oil and gas, such as wind and solar. Such legislation incentivizes the development, use and investment in these technologies and alternative energy sources and could accelerate the shift away from traditional oil and gas. If these future laws and regulations result in customers reducing their production of oil and gas, they could ultimately have an adverse effect on our business and prospects.
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
2025 FORM 10-K | 29

New legislation and regulatory initiatives relating to hydraulic fracturing or other aspects of the oil and gas industry could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide.

Several political and regulatory authorities, governmental bodies, and environmental groups devote resources to campaigns aimed at eradicating hydraulic fracking. We do not engage in any hydraulic fracturing activities. However, it is a common practice in our industry for our customers to recover natural gas and oil from shale and other formations through the use of horizontal drilling combined with hydraulic fracturing. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations using water, sand and other additives pumped under high pressure into the formation. The hydraulic fracturing process is typically regulated by state oil and natural gas commissions. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure, waste disposal and/or well construction requirements on oil and gas development, including hydraulic fracturing operations, or otherwise seek to ban fracturing activities altogether. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general and/or hydraulic fracturing in particular. Members of the U.S. Congress are analyzing, and a number of federal agencies have historically been requested to review, and, under the current or future administrations, may be requested to review again, a variety of environmental issues associated with hydraulic fracturing and the possibility of more stringent regulation. At September 30, 2025, we had approximately 37 rigs placed on federal land and three rigs in federal waters. Any new laws, regulations or permitting requirements regarding hydraulic fracturing could negatively impact the drilling programs of our customers and, consequently, delay, limit or reduce the services we provide. For example, the Environmental Protection Agency has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels. Widespread regulation significantly restricting or prohibiting hydraulic fracturing or other drilling activity by our customers could have a material adverse impact on our business, financial condition and results of operations.
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
We have developed, and may continue to develop and set, goals, targets, or other objectives related to sustainability matters. Statements related to these goals, targets and objectives reflect our current plans and do not constitute a guarantee that they will be achieved. Our efforts to research, establish, accomplish, and accurately report on these goals, targets, and objectives expose us to numerous operational, reputational, financial, legal, and other risks. Our ability to achieve any stated goal, target, or objective, including with respect to emissions reduction, is subject to numerous factors and conditions, some of which are outside of our control. Examples of such factors include: (1) the extent our customers' decisions directly impact, relate to, or influence the use of our equipment that creates the emissions we report, (2) the availability and cost of low- or non-carbon-based energy sources and technologies or abatement technologies, (3) evolving regulatory requirements affecting sustainability standards or disclosures, and (4) the availability of suppliers that can meet our sustainability and other standards. In addition, standards for tracking and reporting on sustainability matters, including climate-related matters, have not been harmonized and continue to evolve. Our processes and controls for reporting sustainability matters may not always comply with evolving and disparate standards for identifying, quantifying, and reporting such metrics, including sustainability-related disclosures that may be required of in-scope companies under U.S. state or federal regulations, and such standards may change over time, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. Future acquisitions or dispositions may also impact our reporting, process, and progress on such goals. Our business may also face increased scrutiny from investors and other stakeholders, including from parties that oppose ESG initiatives, related to our sustainability activities, including the goals, targets, and objectives that we announce, and our methodologies and timelines for pursuing them. Our sustainability practices cannot meet all investor or other stakeholder expectations and standards, which continue to evolve, and our reputation, our ability to attract or retain employees or customers, and our attractiveness as an investment or business partner could be negatively affected. Similarly, our failure or perceived failure to pursue or fulfill our sustainability-focused goals, targets, and objectives, to comply with ethical, environmental, or other standards, regulations, or expectations, or to satisfy various reporting standards with respect to these matters, within the timelines we announce, or at all, could adversely affect our business or reputation, as well as expose us to government enforcement actions and private litigation.
2025 FORM 10-K | 30

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
The CCPA, as amended by the CPRA gives California residents certain rights in relation to their personal data, and imposes obligations on certain entities that do business in California to protect those rights, which may apply to us. As the interpretation and enforcement of the CCPA/CPRA evolve, new compliance obligations emerge and may modify understanding regarding obligations imposed under the laws and regulations. Complying with these obligations could cause us to incur costs and shift our business practices in a manner that does not align with our business objectives. Significant financial penalties imposed by the CCPA/CPRA for noncompliance may materially adversely affect our business, results of operations and revenue. Similar legislation has been adopted in a number of other states, and is being considered by others.
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
2025 FORM 10-K | 31

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
2025 FORM 10-K | 32

Additional tax liabilities, limitations on our use of net operating losses and tax credits and/or our significant net deferred tax liability could affect our financial condition, income tax provision, net income, and cash flows.

We are subject to income taxes in the United States and numerous other foreign and state jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly audited by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in income tax provisions and accruals. An audit or litigation could materially affect our financial position, income tax provision, net income, or cash flows in the period or periods challenged. Tax rates in the various jurisdictions in which our subsidiaries are organized and conduct their operations may change significantly as a result of political or economic factors beyond our control. It is also possible that future changes to tax laws (including tax treaties in any of the jurisdictions that we operate in) could impact our ability to realize the tax savings recorded to date. Our ability to benefit from our deferred tax assets depends on us having sufficient future taxable income to utilize our net operating loss and tax credit carryforwards before they expire. In addition, Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), generally imposes an annual limitation on the amount of net operating losses and other pre-change tax attributes (such as tax credits) that may be used to offset taxable income by a corporation that has undergone an “ownership change” (as determined under Section 382). An ownership change generally occurs if one or more shareholders (or groups of shareholders) that are each deemed to own at least 5 percent of our stock change their ownership by more than 50 percentage points over their lowest ownership percentage during a rolling three-year period. As of September 30, 2025, we have not experienced an ownership change and, therefore, utilization of our applicable tax attributes was not subject to an annual limitation (except for an immaterial portion thereof that we inherited in connection with an acquisition during 2017). However, if we were to experience ownership changes in the future as a result of subsequent shifts in our stock ownership, our ability to use certain pre-change tax attributes could potentially accelerate or permanently increase our future tax liabilities. Additionally, our future effective tax rates could be adversely affected by changes in tax laws (including tax treaties) or their interpretation. For example, the One Big Beautiful Bill Act signed into law on July 4, 2025, included many provisions such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modification to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2025 and others implemented through fiscal year 2027. Currently, the legislation should not have a material impact on our effective tax rate.
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
Many aspects of our operations are subject to various laws and regulations in the jurisdictions where we operate, including those relating to drilling practices and comprehensive and frequently changing laws and regulations relating to the safety and protection of human health and the environment. Environmental laws apply to the oil and gas industry including those regulating air emissions, discharges to water, and the transport, storage, use, treatment, disposal and remediation of, and exposure to, solid and hazardous wastes and materials. These laws can have a material adverse effect on the drilling industry, including our operations, and compliance with such laws may require us to make significant capital expenditures, such as the installation of costly equipment or operational changes, and may affect the resale values or useful lives of our drilling rigs. If we fail to comply with these laws and regulations, we could be exposed to substantial administrative, civil and criminal penalties, delays in permitting or performance of projects and, in some cases, injunctive relief. Violations of environmental laws may also result in liabilities for personal injuries, property and natural resource damage and other costs and claims. In addition, environmental laws and regulations in the United States impose a variety of requirements on “responsible parties” related to the prevention of oil spills and liability for damages from such spills. As an owner and operator of drilling rigs, we may be deemed to be a responsible party under these laws and regulations. Additionally, certain actions by federal, state and local regulators relating to the protection of threatened or endangered species or critical habitats may result in limitations on exploration and production activities, thereby reducing demand for our services.
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
2025 FORM 10-K | 33

RISKS RELATED TO OUR COMMON STOCK AND CORPORATE STRUCTURE

We may reduce or suspend our dividend in the future.
We have paid a quarterly dividend for many years and commencing in fiscal 2023 paid a quarterly supplemental dividend in addition to the established base dividend as part of a supplemental capital allocation plan. On July 25, 2024, we announced that we would suspend our supplemental dividend in fiscal year 2025 as a part of the acquisition of KCA Deutag announced in July 25, 2024. Our most recent quarterly base dividend declared was $0.25 per share. In the future, our Board of Directors may, without advance notice, determine to reduce or suspend our dividends in order to maintain our financial flexibility and best position the Company for long‑term success. The declaration and amount of future dividends is at the discretion of our Board of Directors and will depend on our financial condition, results of operations, cash flows, prospects, industry conditions, capital requirements and other factors and restrictions our Board of Directors deems relevant. In addition, any elimination of, or downward revision in our dividend payments could have an adverse effect on the market price of our common stock. The likelihood that dividends will be reduced or suspended is increased during periods of prolonged market weakness or uncertainty. In addition, our ability to pay dividends may be limited by agreements governing our indebtedness now or in the future. There can be no assurance that we will not reduce our dividend or that we will continue to pay a dividend in the future.

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
2025 FORM 10-K | 34

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
There have been efforts within the investment community (including by investment advisors, investment fund managers, sovereign wealth funds, public pension funds, universities and individual investors) to promote the divestment of, or limit investment in, the stock of companies in the oil and gas industry. There has also been pressure on lenders and other financial services companies to limit or curtail financing of companies in the oil and gas industry. Because we operate within the oil and gas industry, if these efforts continue or expand, our stock price and our ability to raise capital may be negatively impacted.
2025 FORM 10-K | 35

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
Likewise, others in the investment community (and some regulators) have expressed opposition to certain ESG initiatives, including by advancing "anti-ESG" policies. This divergence in stakeholder expectations may increase legal and compliance costs, expose us to political or reputational risks, and potentially disrupt relationships with certain stakeholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Our cybersecurity program is designed to protect our information and operations from external and internal cyber threats while supporting business resiliency. We employ a risk-based information security process aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework to identify, prioritize and mitigate cyber risks.
Risk Management and Governance
Board of Directors
Our Board of Directors (“Board”) and its committees oversee the risk management functions of the Company. Our Audit Committee plays a significant role in oversight of risks, including cybersecurity. At least quarterly, the Audit Committee receives an update on cybersecurity matters from the Company’s Senior Vice President of Information Technologies and Engineering and our Vice President & Global Chief Information Security Officer (“CISO”). These updates address a broad spectrum of cybersecurity topics including recent developments, evolving technology practices, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, cybersecurity considerations arising with respect to the Company’s third-party service providers, and other cybersecurity considerations. Our Vice President of Internal Audit also updates the Audit Committee at least quarterly on internal audit matters, including those related to information technology and security. Additionally, the Company’s Cybersecurity Incident Reporting process (described below), provides that potentially significant cybersecurity incidents be promptly reported to the Chairman of the Audit Committee, who will also receive ongoing updates regarding any such incident as appropriate. Cybersecurity incidents determined to be material are reported to the Board of Directors promptly following such determination.
Management
Our CISO has over 20 years of experience in information security and global compliance. The CISO reports directly to our Senior Vice President of Information Technology and Engineering, who provides oversight of cybersecurity, risk, mitigation strategies, and governance.
Our CISO oversees an internal cross-functional information technology governance, risk, and compliance team that actively maintains a register of risks and mitigation measures under the umbrella of our enterprise risk management program. Our enterprise risk management program is designed to identify and monitor risks to the Company, assess the Company’s risk mitigation plans, and consult on further measures that can be taken to address new and existing risks. Our Enterprise Risk Management Committee, which meets quarterly, is comprised of our executive officers, Senior Vice President of Information Technologies and Engineering, CISO, Chief Accounting Officer, Vice President of Internal Audit, Corporate Secretary, and Director – Risk Management & Insurance. Our Risk Management and Insurance Department is responsible for the implementation of our enterprise risk management program and maintains a register of risks and initiates reviews and assessments. The Director of Risk Management and Insurance reports to the Audit Committee and full Board on a quarterly basis.
2025 FORM 10-K | 36

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
Cybersecurity Incident Reporting Process (“CIR Process”)
Our CIR Process is a formalized approach following the NIST framework for evaluating cybersecurity incidents and prioritizing response efforts based on established criteria. The key components of the CIR Process include:
•Cybersecurity incident prioritization
•Timelines and communications protocols, including establishing reporting thresholds pursuant to which incidents are escalated within the Company, and, where appropriate, reported promptly to the Cyber Review Committee, the Audit Committee Chairman, the Chief Executive Officer and Chief Financial Officer, and the Board of Directors
•Procedures related to our Cyber Review Committee described below
•A formalized methodology for evaluating the impact of cybersecurity incidents
The Cyber Review Committee (“Cyber Committee”) is a sub-committee of our Disclosure Committee comprised of our Chief Accounting Officer; Senior Vice President of Information Technology and Engineering; CISO; general counsels; Vice President – Investor Relations; Director – Risk Management & Insurance; and Vice President – Global Security & Administration. Pursuant to the CIR Process, cybersecurity incidents classified as high priority are reported to the Cyber Committee. The Cyber Committee’s responsibilities include:
•providing feedback and direction to our information technology teams on incident investigations
•coordinating other departments, consultants, and advisors as needed
•communicating with our executive officer team, Disclosure Committee, independent auditor, and the Chair of the Audit Committee
•initiating the materiality determination methodology and assessing materiality of incidents (quantitative and qualitative)
•based on materiality analysis, making a recommendation to the Chief Executive Officer and Chief Financial Officer that an incident should be deemed material
2025 FORM 10-K | 37

Material Cybersecurity Risks and Threats
Risks from cybersecurity threats, including any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. While we have not experienced any material cybersecurity threats or incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A—Risk Factors of this Report under the heading “Our business is subject to cybersecurity and information technology system disruption risks,” which should be read in conjunction with the foregoing information.

ITEM 2. PROPERTIES
Drilling Services and Solutions Operations
Our property consists primarily of drilling rigs and ancillary equipment. We own substantially all of the equipment used in our businesses. For further information on the status of our drilling fleet, see Item 1—Business—"Drilling Fleet.”
Real Property
We own or lease office and yard space to support our ongoing operations, including field and district offices in the United States and internationally. Additionally, we lease a fabrication and assembly facility in Galena Park, Texas as well as a maintenance and overhaul facility near Tulsa, Oklahoma. We own a manufacturing and office facility in Bad Bentheim, Germany, and lease fabrication and assembly facilities in both Oman and Saudi Arabia.
We also own a limited number of commercial real estate properties located in Tulsa, Oklahoma for investment purposes. Our real estate investments include a shopping center and undeveloped real estate. During the fiscal year ended September 30, 2025, we committed to a plan to sell a significant portion of our real estate portfolio, including a shopping center comprised of approximately 371,000 leasable square feet with a net book value of $12.0 million.

ITEM 3. LEGAL PROCEEDINGS
See Note 16—Commitments and Contingencies to our Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
2025 FORM 10-K | 38

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Dividends
The principal market on which our common stock is traded is the New York Stock Exchange under the ticker symbol “HP.” As of November 10, 2025, there were 313 record holders of our common stock as listed by our transfer agent’s records.
We have paid quarterly cash dividends on our common stock during the past two fiscal years. Payment of future dividends will depend on earnings and other factors and is subject to Board approval.

Stock Price Range and Dividends

$44.26
$42.23
$43.89
$41.17
$36.81
$36.70
$26.78
$22.65
$35.24
$32.72
$32.72
$29.65
$30.30
$24.69
$15.16
$15.35
$0.25
$0.25
$0.25
$0.25
$0.25
$0.25
$0.25
$0.25
$0.17
$0.17
$0.17
$0.17
1Q24
2Q24
3Q24
4Q24
1Q25
2Q25
3Q25
4Q25
Stock price high
Stock price low
Base Dividend
Supplemental Dividend

2025 FORM 10-K | 39

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

		Indexed Returns
	Base Period	Years Ending
Company / Index	Sep 2020	Sep 2021	Sep 2022	Sep 2023	Sep 2024	Sep 2025
Helmerich & Payne, Inc.	$100.00	$194.00	$266.00	$315.00	$246.00	$196.00
S&P 600 Index	100.00	158.00	128.00	141.00	177.00	184.00
Dow Jones U.S. Select Oil Equipment & Services Index	100.00	193.00	205.00	348.00	296.00	291.00
Philadelphia Stock Exchange Oil Service Sector Index	100.00	207.00	223.00	357.00	295.00	259.00

Comparison of Cumulative Five Year Total Return
$400
$300
$200
$100
$0
Sep 20
Sep 21
Sep 22
Sep 23
Sep 24
Sep 25
Helmerich & Payne, Inc.
S&P 600 Index
Dow Jones U.S. Select Oil Equipment & Services Index
Philadelphia Stock Exchange Oil Service Sector Index

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
2025 FORM 10-K | 40

Executive Summary
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. During the second quarter of fiscal year 2025, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions. Beginning on the Closing Date, Offshore Solutions now includes the results from the acquired KCA Deutag offshore management contract operations. Similarly, our International Solutions segment now includes the results from the acquired KCA Deutag land operations. Operating results related to KCA Deutag's BENTEC™ business unit are included in "Other" along with results from our real estate operations and our wholly-owned captive insurance companies. Our North America Solutions operating segment remains unchanged. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
As of September 30, 2025, our drilling rig fleet included a total of 367 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 223 rigs, the International Solutions segment with 137 rigs, and the Offshore Solutions segment with seven offshore platform rigs as of September 30, 2025. Although the Offshore Solutions segment has a fleet of platform rigs, the majority of its revenues are derived from asset-light management contracts. At the close of fiscal year 2025, we had 208 active contracted rigs, of which 131 were under a fixed-term contract and 77 were working well-to-well, compared to 170 contracted rigs at September 30, 2024. Our long-term strategy remains focused on innovation, technology, safety, operational excellence and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and to take advantage of future opportunities.

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
Earlier in calendar 2025, the announcements by the U.S. government regarding the implementation of global tariffs and OPEC+ regarding the planned increase of crude oil supply created continued uncertainty in the global energy markets. More recently, heightened geopolitical tensions in the Middle East have perpetuated and elevated the level of uncertainty further. Although we do not anticipate that these announcements and events, particularly the tariff announcements and the armed conflict in the Middle East, will have a direct material impact on the Company's operations or financial results, we believe the indirect effects could potentially lead to reduced activity in fiscal year 2026 as operators evaluate activity levels commensurate with commodity prices. Both crude oil and natural gas prices are volatile and global economic conditions heavily influence activity levels in the United States. In our international operations, commodity pricing has an impact on potential activity by our customers; however, other variables have a heavy influence on those activity levels, including disparate country budgets and the need to fund other commitments in certain areas.
Subsequent to September 30, 2025, we received notifications for seven rigs to resume operations in Saudi Arabia during the first half of calendar year 2026. With the rig resumptions, the total operating rig count in country will increase to 24 total rigs by the middle of calendar year 2026.

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
2025 FORM 10-K | 41

KCA Deutag is a diverse global drilling company. The company derives a significant portion of its revenues and cash flow from its land operations and has a substantial land drilling presence in the Middle East with additional operations in South America, Europe, and Northern Africa. In addition to its land operations, the company has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada. Management contract operations provide services to customer platforms where the customer owns the drilling rig. KCA Deutag’s BENTEC™ (formally Kenera) business unit comprises manufacturing and engineering operations with four facilities serving the energy industry.
Subsequent to the announcement of the Acquisition in July 2024 through September 2025, KCA Deutag and the Company have received notifications of contract suspensions for rigs from the legacy KCA Deutag rig fleet operating in Saudi Arabia. Through September 30, 2025, the Company's total rig suspensions were 27 rigs. Subsequent to the fiscal year ended September 30, 2025, we received resumption notices for seven rigs. The suspended rigs are expected to resume performance in fiscal year 2026.
At the time the Acquisition was announced, we initially expected to realize approximately $25 million in synergies. Since that time, we have been able to conduct a more detailed analysis of possible synergies, and we also launched a broader review of our enterprise cost structure. We now anticipate realizing in excess of our original expectations from the combination of synergies associated with the Acquisition and other permanent cost-saving initiatives (such as our workforce reduction plan discussed in Note 16—Restructuring Charges) and expect our general and administrative expenses will be reduced by $50 million relative to our pro forma annualized expectations. We believe these cost-saving efforts will become increasingly evident in the forthcoming quarters.
Subsequent to September 30, 2025, we announced the rebranding of KCA Deutag’s Kenera business unit to BENTEC™. The BENTEC™ name, already recognized in the market, will now represent all products and services previously associated with Kenera and its sub-brands. Accordingly, throughout this document and in future references, Kenera will be referred to as BENTEC™.

Contract Backlog
Drilling contract backlog is the expected future dayrate revenue from executed contracts. We calculate backlog as the total expected revenue from fixed-term contracts and do not include any anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. In addition to depicting the total expected revenue from fixed-term contracts, backlog is indicative of expected future cash flow that the Company expects to receive regardless of whether a customer honors the fixed-term contract to expiration of a contract or decides to terminate the contract early and pay an early termination payment. In the event of an early termination payment, the timing of the recognition of backlog and the total amount of revenue may differ; however, the overall associated gross margin is preserved. As such, management finds backlog a useful metric for future planning and budgeting, whereas investors consider it useful in estimating future revenue and cash flows of the Company. As of September 30, 2025 and 2024, our contract drilling backlog was $7.0 billion and $1.5 billion, respectively. The increase in backlog at September 30, 2025 compared to 2024 is primarily due to the completion of the Acquisition. The total backlog figures for the International Solutions and Offshore Solutions reporting segments, as of September 30, 2025 include $3.4 billion and $2.3 billion, respectively, are attributable to our recently acquired subsidiary, KCA Deutag. Approximately 22.6 percent of the September 30, 2025 total backlog is reasonably expected to be fulfilled in fiscal year 2026.
The following table sets forth the total backlog by reportable segment as of September 30, 2025 and 2024:

(in billions)	September 30, 2025	September 30, 2024
Firm contracts[1]:
North America Solutions	$0.5	$0.7
International Solutions	3.4	0.8
Offshore Solutions	0.9	—
	$4.8	$1.5
Optional contract extension periods:
International Solutions[2]	0.7	—
Offshore Solutions	1.5	—
	2.2	—
Total backlog	$7.0	$1.5
(1)These amounts do not include anticipated contract renewals or expected performance bonuses.
(2)Included in the International Solutions reportable segment's optional backlog balance at September 30, 2025 is $478.5 million of expected revenue from certain contracts in Saudi Arabia that have been temporarily suspended and are expected to gradually resume operations. The information presented in the table above reflects the fact that we expect these contracts to be extended for a period of time at least equal to the suspension period.
2025 FORM 10-K | 42

The early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. The agreements within our recently acquired subsidiary, KCA Deutag, contain provisions for optional early termination or suspension without any associated early termination fees. Early terminations could cause the actual amount of revenue earned to significantly vary from the backlog reported. See Item 1A—Risk Factors—"Our current backlog of drilling services and solutions revenue may decline and may not be fully realized as fixed‑term contracts and, in certain instances, these contracts can be terminated without an early termination payment or suspended without standby or force majeure compensation.” within this Form 10-K regarding fixed term contract risk. Additionally, see Item 1A—Risk Factors—"The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations." within this Form 10-K. Subsequent to September 30, 2025, we received an early termination notice for one of our rigs operating within the International Solutions segment. As a result, our total backlog as of September 30, 2025 reflects approximately $34.9 million of revenue that we no longer expect to recognize in future periods.

Results of Operations for the Fiscal Years Ended September 30, 2025 and 2024
The Company's results presented for the fiscal year ended September 30, 2025 reflect a full 365 days of legacy H&P operations and 258 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
Consolidated Results of Operations
Net Income (Loss) Attributable to Helmerich & Payne Inc. We recorded a loss of $163.7 million ($1.66 loss per diluted share) for the fiscal year ended September 30, 2025 compared to income of $344.2 million ($3.43 per diluted share) for the fiscal year ended September 30, 2024.
Operating Revenue Consolidated operating revenues were $3.7 billion and $2.8 billion during fiscal years 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $1.0 billion of revenue during the fiscal year ended September 30, 2025.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses in fiscal year 2025 were $2.5 billion, compared to direct operating expenses of $1.6 billion in fiscal year 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $789.7 million in direct operating expenses during the fiscal year ended September 30, 2025.
Other Operating Expenses Other operating expenses were $56.0 million and $4.5 million during fiscal years 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $51.3 million of costs associated with BENTEC™'s manufacturing and engineering operations.
Depreciation and Amortization Depreciation and amortization expense was $625.1 million in fiscal year 2025 and $397.3 million in fiscal year 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $212.2 million in depreciation and amortization expense during the fiscal year ended September 30, 2025. Depreciation and amortization includes amortization of intangible assets of $50.6 million and $6.4 million and abandonments of equipment of $2.9 million and $6.5 million in fiscal years 2025 and 2024, respectively.
Research and Development Expense Research and development expense was $34.1 million and $41.0 million in fiscal years 2025 and 2024, respectively. The decrease was primarily driven by an asset acquisition completed during the fiscal year ended September 30, 2024, along with reductions in project scope implemented as part of the Company’s cost-reduction initiatives.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $287.1 million in the fiscal year ended September 30, 2025 compared to $244.9 million in the fiscal year ended September 30, 2024. The increase in fiscal year 2025 is primarily driven by the completion of the Acquisition, resulting in an additional $48.3 million in selling, general and administrative expenses during the fiscal year ended September 30, 2025.
Acquisition Transaction Costs During the fiscal year ended September 30, 2025, we recognized approximately $54.7 million in acquisition transaction costs associated with the Acquisition. These non-recurring costs are primarily related to third-party legal, advisory and valuation services. See Note 3—Business Combination for additional details related to the Acquisition.
Asset Impairment Charges During the fiscal year ended September 30, 2025, we recorded asset impairment charges of $194.0 million primarily driven by a non-cash goodwill impairment charge of $192.2 million associated with our International Solutions and BENTEC™ reporting units. See Note 6—Goodwill and Intangible Assets for additional details related to the impairment charges.
Restructuring Charges During the fiscal year ended September 30, 2025, we recorded restructuring charges of $12.1 million primarily driven by a one-time severance payments to involuntarily terminated employees.
2025 FORM 10-K | 43

Interest and Dividend Income Interest and dividend income was $35.2 million and $41.2 million in fiscal years 2025 and 2024, respectively. The decrease primarily reflects the liquidation of our investment in ADNOC Drilling during the year ended September 30, 2025, which resulted in no dividend income for the period compared to $11.1 million in dividend income recognized during the year ended 2024, partially offset to high market interest rates in fiscal year 2025.
Interest Expense Interest expense totaled $107.8 million in fiscal year 2025 and $29.1 million in fiscal year 2024. The increase was primarily driven by interest expense associated with our September 2024 senior notes offering and Term Loan Credit Agreement. For additional information regarding debt agreements, refer to Note 7—Debt to the Consolidated Financial Statements.
Gain (Loss) on Investment Securities During the fiscal year ended September 30, 2025, we recognized an aggregate loss of $22.4 million on investment securities. The aggregate loss consisted primarily of a $29.6 million loss on our investment in Galileo, due to an allowance for credit loss on the convertible note, driven by heightened liquidity constraints and changes in governance, which led management to conclude that the fair value of the investment was not recoverable and a $12.4 million loss on our sale of equity securities in ADNOC Drilling, of which $8.4 million is associated with the change in the fair value of the investment and $4.0 million relates to transaction fees associated with the sale of the securities. The loss was partially offset by $15.4 million and $5.0 million of gains on various geothermal equity investments and our investment in Tamboran, respectively, due to changes in the fair value of the investments. During the fiscal year ended September 30, 2024, we recognized an aggregate gain of $14.0 million on investment securities. This gain consisted primarily of $30.9 million and $1.6 million gains on our equity investment in ADNOC Drilling and Tamboran Corp; both of which were a result of increases in the fair market values of the stocks. The gains on our equity investments in ADNOC Drilling and Tamboran Corp. during the fiscal year ended September 30, 2024 were offset by a $10.2 million and $1.4 million of losses on our investments in Galileo and a geothermal equity security, respectively, due to changes in the fair values of the investments, and a $7.1 million loss as a result of a Blue Chip Swap transaction.
Income Taxes We had an income tax expense of $85.8 million in fiscal year 2025 compared to an income tax expense of $136.9 million in fiscal year 2024. The effective income tax rate was (115.8) percent in fiscal year 2025 compared to 28.5 percent in fiscal year 2024. The effective rates differ from the U.S. federal statutory rate (21.0 percent for the fiscal years 2025 and 2024) primarily due to non-deductible goodwill impairment, other non-deductible permanent items, and state and foreign income taxes.
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
2025 FORM 10-K | 44

North America Solutions
The following table presents certain information with respect to our North America Solutions reportable segment:

(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$2,362,327	$2,445,946	(3.4)%
Direct operating expenses	1,322,697	1,366,471	(3.2)
Depreciation and amortization	351,813	366,446	(4.0)
Research and development	34,140	41,293	(17.3)
Selling, general and administrative expense	68,047	61,113	11.3
Acquisition transaction costs	41	—	—
Asset impairment charges	1,507	—	—
Restructuring charges	4,121	—	—
Segment operating income	$579,961	$610,623	(5.0)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$1,039,630	$1,079,475	(3.7)
Revenue days[3]	53,523	55,387	(3.4)
Average active rigs[4]	147	151	(2.6)
Number of active rigs at the end of period[5]	144	151	(4.6)
Number of available rigs at the end of period	223	228	(2.2)
Reimbursements of "out-of-pocket" expenses	$290,591	$294,375	(1.3)
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
(3)Defined as the number of contractual days for owned and leased rigs with recognized revenue during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 365 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues During fiscal year ended September 30, 2025, operating revenue decrease by $83.6 million compared to the same period in 2024. This decrease was mainly driven by reduced activity levels.
Direct Operating Expenses Direct operating expenses decreased by $43.8 million during fiscal year ended September 30, 2025. The decrease was primarily driven by reduced activity levels.
Depreciation and Amortization Depreciation and amortization expense decreased to $351.8 million during the fiscal year ended September 30, 2025 as compared to $366.4 million during the fiscal year ended September 30, 2024. The decrease was primarily driven by $12.7 million of accelerated depreciation in fiscal year 2024 for components on rigs that were scheduled for conversion.
Research and Development Expense Research and development expense decreased to $34.1 million during the fiscal year ended September 30, 2025 as compared to $41.3 million during the fiscal year ended September 30, 2024. The decrease was primarily driven by an asset acquisition completed during the fiscal year ended September 30, 2024, along with reductions in project scope implemented as part of the Company’s cost-reduction initiatives.
Selling, General and Administrative Expenses Selling, general and administrative expenses increased to $68.0 million during the fiscal year ended September 30, 2025 as compared to $61.1 million during the fiscal year ended September 30, 2024. The increase was primarily driven by a $10.0 million increase in credit loss expense related to a long-term note receivable.
2025 FORM 10-K | 45

International Solutions
The following table presents certain information with respect to our International Solutions reportable segment:

(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$802,426	$193,975	313.7%
Direct operating expenses	718,822	169,033	325.3
Depreciation and amortization	218,817	10,863	1,914.3
Selling, general and administrative expense	17,232	9,427	82.8
Acquisition transaction costs	1,585	—	—
Asset impairment charges	132,720	—	—
Restructuring charges	4,945	—	—
Segment operating income (loss)	$(291,695)	$4,652	(6,370.3)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$83,604	$24,942	235.2
Revenue days[3]	19,985	4,614	333.1
Average active rigs[4]	55	13	323.1
Number of active rigs at the end of period[5]	61	16	281.3
Number of available rigs at the end of period	137	27	407.4
Reimbursements of "out-of-pocket" expenses	$34,045	$8,482	301.4
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
(3)Defined as the number of contractual days for owned and leased rigs with recognized revenue during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 365 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $802.4 million and $194.0 million in the fiscal years ended September 30, 2025 and 2024, respectively. The $608.5 million increase in operating revenue was primarily driven by an additional $542.4 million in revenue generated from expanded operations following the Acquisition. Additionally, the increase in operating revenues was attributable to increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Operating Expenses Direct operating expenses increased to $718.8 million during the fiscal year ended September 30, 2025 as compared to $169.0 million during the fiscal year ended September 30, 2024. This increase was primarily driven by the completion of the Acquisition, resulting in an additional $443.8 million in direct operating expenses during the fiscal year ended September 30, 2025. Additionally, the increase in direct operating expenses was attributable to start-up costs associated with our increased FlexRig® activity levels in Saudi Arabia from the commencement of operations for rigs previously awarded during fiscal year 2024.
Depreciation and Amortization Expense Depreciation expense increased to $218.8 million during the fiscal year ended September 30, 2025 compared to $10.9 million during the fiscal year ended September 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $180.9 million in depreciation and amortization expense during the fiscal year ended September 30, 2025.
Asset Impairment Charges During the fiscal year ended September 30, 2025, we recorded a non-cash goodwill impairment charge of $132.7 million associated with our International Solutions reporting unit. See Note 6—Goodwill and Intangible Assets for additional details related to the goodwill impairment charges.
2025 FORM 10-K | 46

Offshore Solutions
The following table presents certain information with respect to our Offshore Solutions reportable segment:

(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$520,394	$106,207	390.0%
Direct operating expenses	430,135	82,668	420.3
Depreciation and amortization	32,461	7,530	331.1
Selling, general and administrative expense	4,619	3,594	28.5
Acquisition transaction costs	2,971	—	—
Restructuring charges	266	—	—
Segment operating income	$49,942	$12,415	302.3

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$90,259	$23,539	283.4
Revenue days[3]	1,095	1,111	(1.4)
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	7	7	—
Reimbursements of "out-of-pocket" expenses	$86,662	$31,717	173.2
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
(3)Defined as the number of contractual days for owned and leased rigs with recognized revenue during the period.
(4)Active rigs generate revenue for the Company; accordingly, 'average active rigs' represents the average number of rigs generating revenue during the applicable time period. This metric is calculated by dividing revenue days by total days in the applicable period (i.e., 365 days).
(5)Defined as the number of rigs generating revenue at the applicable end date of the time period.
Operating Revenues Operating revenues were $520.4 million and $106.2 million in the fiscal year ended September 30, 2025 and 2024, respectively. The increase in operating revenue was primarily driven by an additional $407.1 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $430.1 million during the fiscal year ended September 30, 2025 as compared to $82.7 million during the fiscal year ended September 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $345.9 million in direct operating expenses during the fiscal year ended September 30, 2025.
Depreciation and Amortization Expense Depreciation expense increased to $32.5 million during the fiscal year ended September 30, 2025 compared to $7.5 million during the fiscal year ended September 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $25.7 million in depreciation and amortization expense during the fiscal year ended September 30, 2025.
2025 FORM 10-K | 47

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

(in thousands)	2025	2024	% Change
Operating revenues	$152,870	$71,630	113.4%
Direct operating expenses	181,634	69,756	160.4
Depreciation and amortization	5,711	1,627	251.0
Research and development	353	—	—
Selling, general and administrative expense	7,086	1,606	341.2
Acquisition transaction costs	1,517	—	—
Asset impairment charges	59,466	—	—
Restructuring charges	500	—	—
Operating loss	$(103,397)	$(1,359)	(7,508.3)
Operating Revenues We continue to use our Captive insurance companies to fund SIRs and deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, medical stop-loss program, and certain international casualty and rig property programs. Operating revenues of $152.9 million and $71.6 million during the fiscal years ended September 30, 2025 and 2024, respectively, primarily consisted of $69.2 million and $61.2 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation. During the fiscal year ended September 30, 2025, operating revenues also consisted of $72.3 million from BENTEC™ manufacturing and engineering operations, of which, $17.1 million is related to intercompany revenues that were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $181.6 million and $69.8 million during the fiscal years ended September 30, 2025 and 2024, respectively, primarily consisted of $39.9 million and $11.4 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $42.7 million and $37.6 million, respectively, and medical stop loss expenses of $20.7 million and $15.5 million, respectively. The change to accruals for estimated losses is primarily due to actuarial valuation adjustments by our third-party actuary. During the fiscal year ended September 30, 2025, direct operating expenses also consisted of $68.4 million from BENTEC™ manufacturing and engineering operations of which, $17.1 million is related to intercompany revenues that were eliminated upon consolidation.
Asset Impairment Charges During the fiscal year ended September 30, 2025, we recorded a non-cash goodwill impairment charge of $59.5 million associated with our BENTEC™ reporting unit. See Note 6—Goodwill and Intangible Assets for additional details related to the goodwill impairment charges.

Results of Operations for the Fiscal Years Ended September 30, 2024 and 2023
A discussion of our results of operations for the fiscal year ended September 30, 2024 compared to the fiscal year ended September 30, 2023 is included in Part II, Item 7— "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on November 8, 2024.

Liquidity and Capital Resources
Sources of Liquidity
Our sources of available liquidity include existing cash balances on hand, cash flows from operations, and availability under the Amended Credit Facility. Our liquidity requirements include meeting ongoing working capital needs, funding our capital expenditure projects, paying dividends declared, repaying our outstanding indebtedness, and funding the Acquisition. Historically, we have financed operations primarily through internally generated cash flows. During periods when internally generated cash flows are not sufficient to meet liquidity needs, we may utilize cash on hand, borrow from available credit sources, access capital markets or sell our investments. Likewise, if we are generating excess cash flows or have cash balances on hand beyond our near-term needs, we may return cash to shareholders through dividends or share repurchases, or we may invest in highly rated short-term money market and debt securities. These investments can include U.S. Treasury securities, U.S. Agency issued debt securities, highly rated corporate bonds and commercial paper, certificates of deposit and money market funds. However, in some international locations we may make short-term investments that are less conservative, as equivalent highly rated investments are unavailable. See—Note 2—Summary of Significant Accounting Policies, Related Risks and Uncertainties.
2025 FORM 10-K | 48

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
Net working capital (defined as current assets less current liabilities) was $650.6 million and $745.1 million as of September 30, 2025 and September 30, 2024, respectively.
As of September 30, 2025 and 2024, we had cash and cash equivalents of $196.8 million and $217.3 million and short-term investments of $21.5 million and $292.9 million, respectively. Our cash flows for the fiscal years ended September 30, 2025, 2024 and 2023 are presented below:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$542,950	$684,663	$833,682
Investing activities	(1,925,342)	(458,748)	(322,584)
Financing activities	66,661	986,507	(463,869)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,971	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	$(1,302,760)	$1,212,422	$47,229
Operating Activities
Cash flows provided by operating activities were approximately $543.0 million, $684.7 million, and $833.7 million for the fiscal year ended September 30, 2025, 2024, and 2023 respectively. The change in cash provided by operating activities between fiscal years 2025 and 2024 is primarily driven by start-up costs associated with our commencement of our operations in Saudi Arabia and acquisition transaction costs associated with the Acquisition. The decrease in cash provided by operating activities between fiscal years 2024 and 2023 was primarily driven by lower activity levels partially offset by higher average pricing levels. Net cash flows provided by (used) related to the change in working capital was $(79.8) million, $(38.4) million and $34.5 million as of September 30, 2025, 2024 and 2023, respectively.
Investing Activities
Capital Expenditures Our capital expenditures were $426.4 million, $495.1 million and $395.5 million in fiscal years 2025, 2024 and 2023, respectively. The decrease in capital expenditures is driven by lower equipment overhauls and certain long-term projects including skidding to walking rig conversions. Our fiscal year 2026 capital spending is currently estimated to be between $280.0 million and $320.0 million. This estimate includes normal capital maintenance requirements, planned rig-related equipment upgrades and reactivation-related capital across the global fleet of operating drilling rigs.
Net Sales of Short-Term Investments Our net sales of short-term investments during fiscal year 2025 were $261.3 million compared to net sales of $3.5 million and $14.3 million in fiscal years 2024 and 2023, respectively. The increase in activity is driven by $193.3 million of net proceeds received from the liquidation of shares in ADNOC Drilling and our ongoing liquidity management. The Central Bank of Argentina maintains currency controls that limit our ability to access U.S. dollars in Argentina and remit cash from our Argentine operations. The execution of certain trades known as Blue Chip Swaps effectively results in a parallel U.S. dollar exchange rate. During the fiscal year ended 2024 and 2023, we entered into a Blue Chip Swap transaction, which resulted in a $7.1 million and $12.2 million loss on investment recorded in Gain on investment securities within our Consolidated Statements of Operations, respectively. As a result of the Blue Chip Swap transactions, $13.8 million and $9.8 million of net cash was repatriated to the U.S. during 2024 and 2023, respectively.
2025 FORM 10-K | 49

Net Purchases and Sales of Long-Term Investments Our net sales of long-term investments during fiscal year 2025 were $28.7 million compared to net purchases of $9.1 million and $20.7 million in fiscal years 2025, 2024 and 2023, respectively. During the year ended September 30, 2025, the increase in net sales activity is primarily driven by $27.1 million and $4.9 million of proceeds received from the liquidation of one of our equity security investments and one of our debt security investments, respectively. Our activity during the fiscal year ended September 30, 2024, was driven by $9.1 million in purchases of investments in various debt and equity securities. Our activity during the fiscal year ended September 30, 2023, was driven by purchases of a $14.1 million equity investment in Tamboran Resources Corporation, $4.1 million in debt and equity security investments in various geothermal energy companies, and $2.5 million investments in other equity securities.
Payment for the Acquisition of Business, Net of Cash Received During fiscal year 2025, H&P completed the Acquisition by paying approximately $2.0 billion in cash. This included acquiring $199.4 million in cash and cash equivalents, resulting in a net cash payment of $1.8 billion. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Sale of Assets Our proceeds from asset sales totaled $45.8 million, $46.4 million and $70.1 million in fiscal year 2025, 2024 and 2023, respectively. The decrease in proceeds compared to fiscal year 2023 is mainly driven by lower rig activity which drives lower reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid dividends of $1.00 per share during the fiscal year 2025. Comparatively, we paid dividends of $1.68 and $1.94 per share in 2024 and 2023, respectively. Total dividends paid were $100.7 million, $168.5 million and $201.5 million in fiscal years 2025, 2024 and 2023, respectively.
Debt Issuance Proceeds and Costs On January 16, 2025, we received $400.0 million of proceeds from the Term Loan Credit Agreement. During fiscal year 2025, the Company repaid $200.0 million of the outstanding balance on the Term Loan Credit agreement. On September 17, 2024, we issued $1.2 billion net aggregate principal amount of senior notes. Debt issuance costs paid in fiscal year 2024 were $22.9 million, of which $9.6 million relates to the senior notes and $13.3 million relates to other financing arrangements. For additional information regarding debt agreements, refer to Note 7—Debt to the Consolidated Financial Statements.
Repurchase of Shares The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources. During the fiscal year ended September 30, 2024, we repurchased 1.4 million common shares at an aggregate cost of $51.6 million, including excise tax of $0.3 million, resulting in a net cash outflow of $51.3 million. During the fiscal year ended September 30, 2023, we repurchased 6.5 million common shares at an aggregate cost of $249.0 million, including excise tax of $1.8 million, resulting in a net cash outflow of $247.2 million.
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
2025 FORM 10-K | 50

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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into the Term Loan Credit Agreement, among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. During the fiscal year ended September 30, 2025, the Company repaid $200.0 million of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of September 30, 2025, was $200.0 million. In October 2025, we repaid $10.0 million, decreasing the outstanding balance on the Term Loan Credit Agreement to $190.0 million.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of September 30, 2025, the interest rate on the Term loan was 5.610 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan was 5.750 percent the year ended September 30, 2025.
2024 Oman Facility
In connection with the completion of the Acquisition, KCA Deutag Energy LLC (“KCAD Energy”) became a wholly-owned subsidiary of the Company. On April 25, 2024, KCAD Energy entered into the 2024 Oman Facility, which is fully drawn.
The 2024 Oman Facility provides for term loan borrowings of $45.5 million. During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. On February 9, 2025, we received the final draw down of $1.4 million. During the fiscal year ended September 30, 2025, the Company repaid $2.6 million of the outstanding balance on the facility. Of the $43.1 million borrowings outstanding at September 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
2025 FORM 10-K | 51

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
The 2023 Oman Facility provides for term loan borrowings of $45.6 million. During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the fiscal year ended September 30, 2025, the Company repaid $2.6 million of the outstanding balance on the facility. Of the $39.8 million borrowings outstanding at September 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
There is an annual financial covenant in the 2023 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2023 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
Amended Credit Facility
On August 14, 2024, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with the lenders party thereto (the "Revolving Credit Agreement Lenders"), the issuing lenders party thereto and Wells Fargo ("Wells Fargo") as administrative agent, swingline lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender.
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
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus .001 per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus .005, or (iii) the one-month adjusted SOFR rate plus .01. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2025, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of September 30, 2025, we had $400.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $400.0 million, $186.4 million was outstanding as of September 30, 2025.
2025 FORM 10-K | 52

The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2025, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2026 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. Our indebtedness under our unsecured senior notes totaled $1.8 billion at September 30, 2025 and is comprised with the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034. Our indebtedness under our unsecured term loan credit agreement totaled $200.0 million at September 30, 2025 and matures in January 2027. Our indebtedness under our secured term loan credit agreements totaled $82.9 million at September 30, 2025, of which $6.9 million is due within one year, and the remaining balance is required to be paid on a quarterly basis through the respective maturity dates of December 2033 and December 2034. This debt is allocated specifically to finance the ongoing rig construction activities in Oman.
As of September 30, 2025, we had a $624.0 million deferred tax liability on our Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations.
As of September 30, 2025, we have recorded approximately $23.9 million of unrecognized tax benefits, interest, and penalties. We believe approximately $6.9 million of the unrecognized tax benefits, interest, and penalties will be recognized as of December 31, 2025, as the result of payment of an assessed amount. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.

Material Commitments
Our contractual obligations as of September 30, 2025 are summarized in the table below:

	Obligations due by fiscal year
(in thousands)	Total	2026	2027	2028	2029	2030	Thereafter
Long-term debt	2,082,880	6,859	206,859	356,860	8,577	360,862	1,142,863
Interest[1]	510,300	89,387	83,990	70,176	66,994	52,240	147,513
Operating leases[2]	158,086	31,067	17,672	15,888	14,677	12,777	66,005
Purchase obligations[3]	124,840	124,840	—	—	—	—	—
Total contractual obligations	$2,876,106	$252,153	$308,521	$442,924	$90,248	$425,879	$1,356,381
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
2025 FORM 10-K | 53

Fair Value Estimates in Business Combination Accounting
In addition to the critical accounting policies and estimates previously disclosed, due to the Acquisition, we also consider estimates used in applying the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations, to be part of our critical accounting policies and estimates due to the high degree of judgment and complexity in its application. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process involves the use of estimates and assumptions made in connection with estimating the fair value of assets acquired and liabilities assumed including cash flows expected to be derived from the use of the asset, the timing of such cash flows, the remaining useful life of assets, estimated asset replacement costs, and applicable discount rates. Acquisition accounting allows for up to one year to obtain the information necessary to finalize the fair value of all assets acquired and liabilities assumed at January 16, 2025. During September 2025, we finalized the allocation of the purchase price. Refer to Note 3—Business Combination to the accompanying Consolidated Financial Statements for additional information about accounting for the Acquisition.
Property, Plant and Equipment
Property, plant and equipment, including renewals and betterments, are capitalized at cost, while maintenance and repairs are expensed as incurred. We account for the depreciation of property, plant and equipment using the straight‑line method over the estimated useful lives of the assets considering the estimated salvage value of the property, plant and equipment. Both the estimated useful lives and salvage values require the use of management estimates. Assets held-for-sale are reported at the lower of the carrying amount or fair value less estimated costs to sell. Our estimate of fair value represents our best estimate based on industry trends and reference to market transactions and is subject to variability. Certain events, such as unforeseen changes in operations, technology or market conditions, could materially affect our estimates and assumptions related to depreciation or result in abandonments. Except for the property, plant and equipment acquired in connection with the Acquisition, there were no significant changes to the determinations of useful lives or salvage values during the fiscal years presented in this Form 10-K. Upon retirement or other disposal of fixed assets, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are recorded in the results of operations.
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
2025 FORM 10-K | 54

Based on our interim goodwill impairment test as of June 30, 2025, we concluded that the International Solutions and BENTEC™ (formally Kenera) reporting units' carrying value exceeded their respective estimated fair value. As a result, we recorded a non-cash goodwill impairment charge of $128.4 million and $44.9 million, respectively, which represented a full impairment of the goodwill allocated to these reporting units. The estimated fair values of our H&P Technologies and Offshore Solutions reporting units as of June 30, 2025 exceeded their respective carrying values by approximately 76 percent and 20 percent, respectively. During the three months ended September 30, 2025, primarily as a result of measurement period adjustments, we recorded an additional $4.4 million and $14.5 million in impairment expense related to the International Solutions and BENTEC™ reporting units, respectively. Our annual review of goodwill during the fourth fiscal quarter of 2025 did not result in any additional impairments.
Due to the goodwill impairment described above, we also considered whether there was an indicator of impairment of our long-lived assets (including our finite-lived intangible assets) as of June 30, 2025. Although our market capitalization has decreased due to factors in the equities market, we believe there has not been a material change in our long-term cash flow projections, significant change in the business environment, or loss of one or more significant customers that would indicate potential impairment of our long-lived assets which, unlike goodwill, are evaluated for impairment based on undiscounted future cash flows. Based on these considerations, we concluded there were no indicators of impairment as it related to our long-lived assets as June 30, 2025. These determinations were based on conditions at the time; should circumstances change, our conclusions could materially differ. Our annual review of long-lived assets during the fourth fiscal quarter of 2025 did not identify any impairment indicators.
See Note 6—Goodwill and Intangible Assets for additional discussion of goodwill and intangible assets.
Self‑Insurance Accruals
We insure working land rigs and related equipment at values that approximate the current replacement costs on the inception date of the policies. However, we self-insure large deductibles under these policies. We also carry insurance with varying deductibles and coverage limits with respect to stacked rigs, offshore platform rigs, and “named wind storm” risk in the Gulf of America. We self‑insure a number of other risks, including loss of earnings and business interruption.
We self‑insure a significant portion of expected losses relating to workers’ compensation, general liability, employer’s liability, auto liability, and certain other insurance coverages. Generally, SIRs and deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over SIRs and deductibles to reduce our exposure to catastrophic events but there can be no assurance that such coverage will apply or be adequate in all circumstances. Estimates are recorded for incurred outstanding liabilities for workers’ compensation and other casualty claims. Retained losses under worker's compensation, general, automobile, and employer's liability policies are estimated and accrued based upon our estimates of the aggregate liability for claims incurred. These estimates are based on adjusters’ estimates, our historical loss experience and statistical methods commonly used within the insurance industry that we believe are reliable.
We also engage a third-party actuary to perform a periodic review of our casualty losses. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs. Our wholly‑owned captive insurance companies finance a significant portion of the physical damage risk on company‑owned drilling rigs as well as casualty SIRs, deductibles, and other risk retentions. An actuary reviews the loss reserves retained by the Company and the Captives on an annual basis.
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
2025 FORM 10-K | 55

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
2025 FORM 10-K | 56

The following table reconciles direct margin to segment operating income, which we believe is the financial measure calculated and presented in accordance with U.S. GAAP that is most directly comparable to direct margin.

(in thousands)	Year Ended September 30, 2025	Year Ended September 30, 2024
NORTH AMERICA SOLUTIONS
Segment operating income	$579,961	$610,623
Add back:
Depreciation and amortization	351,813	366,446
Research and development	34,140	41,293
Selling, general and administrative expense	68,047	61,113
Acquisition transaction costs	41	—
Asset impairment charges	1,507	—
Restructuring charges	4,121	—
Direct margin (Non-GAAP)	$1,039,630	$1,079,475

INTERNATIONAL SOLUTIONS
Segment operating income (loss)	$(291,695)	$4,652
Add back:
Depreciation and amortization	218,817	10,863
Selling, general and administrative expense	17,232	9,427
Acquisition transaction costs	1,585	—
Asset impairment charges	132,720	—
Restructuring charges	4,945	—
Direct margin (Non-GAAP)	$83,604	$24,942

OFFSHORE SOLUTIONS
Segment operating income	$49,942	$12,415
Add back:
Depreciation and amortization	32,461	7,530
Selling, general and administrative expense	4,619	3,594
Acquisition transaction costs	2,971	—
Restructuring charges	266	—
Direct margin (Non-GAAP)	$90,259	$23,539

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our financial position is exposed to a variety of risks, including foreign currency exchange rate risk, commodity price risk, credit and capital market risk, interest rate risk and equity price risk.
Foreign Currency Exchange Rate Risk
The Company has a number of subsidiaries that generate revenue and incur expenses in numerous foreign currencies. Changes in foreign currency exchange rates impact the Company's results of operations through changes in the dollar value of foreign currency-denominated operating revenues and expenses. Some of the Company's more significant foreign currency exposures include the British Pound Sterling, Euro, Norwegian Krone, Canadian Dollar, Angolan Kwanza, Pakistani Rupee, Colombian Peso and Argentine Peso. We have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates. At September 30, 2025, a uniform 10% decline in the U.S. dollar relative to each of the currencies in which the Company has foreign currency exposure would result in an increase in pre-tax loss of approximately $5.6 million.
2025 FORM 10-K | 57

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
Interest Rate Risk
Our interest rate risk exposure results primarily from short‑term rates, mainly SOFR‑based, on any borrowings from the Amended Credit Facility and Term Loan Credit Agreement. At September 30, 2025, there were no outstanding borrowings under the Amended Credit Facility and $200.0 million outstanding under the Term Loan Credit Agreement. Our outstanding debt consisted of $2.1 billion (face amount) in senior unsecured notes, an unsecured term loan credit agreement and secured term loan credit agreements, and had an estimated fair value of $1.9 billion as of September 30, 2025. The $1.8 billion (face amount) in senior unsecured notes at September 30, 2025 comprised of the following: $350.0 million aggregate principal amount of 4.65 percent senior notes due 2027, $350.0 million aggregate principal amount of 4.85 percent senior notes due 2029, $550.0 million aggregate principal amount of 2.90 percent senior notes due 2031 and $550.0 million aggregate principal amount of 5.50 percent senior notes due 2034. The unsecured term loan credit agreement as September 30, 2025 consisted of $200 million due 2027. The secured term loan credit agreements at September 30, 2025 comprised of the following: $39.8 million secured term loan due 2033 and $43.1 million secured term loan due 2034.
Equity Price Risk
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
As of September 30, 2025 and 2024, we had equity securities in Tamboran Corp. with a total fair value of $26.0 million and $21.0 million, respectively. On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the New York Stock Exchange ("NYSE") or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and as a result of this offering, our convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp.
A hypothetical 10 percent decrease in the market price for our marketable equity securities of Tamboran Corp as of September 30, 2025 would decrease the fair value by $2.6 million. These securities are subject to a wide variety and number of market‑related risks that could substantially reduce or increase the fair value of our holdings.
2025 FORM 10-K | 58

At November 10, 2025, the total fair value of our remaining equity securities in Tamboran Corp. decreased to approximately $25.4 million. We continually monitor the fair value of the investments but are unable to predict future market volatility and any potential impact to the Consolidated Financial Statements.
2025 FORM 10-K | 59

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2025 FORM 10-K | 60

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
During 2025, we acquired KCA Deutag. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's internal control over financial reporting as of the end of the period covered by this report excludes any evaluation of the internal control over financial reporting of KCA Deutag. SEC guidance permits the exclusion of an evaluation of the effectiveness of the registrant's internal control over financial reporting for an acquired business during the first year following such acquisition. The KCA Deutag business (excluding goodwill) constitutes approximately 38 percent of total assets and 27 percent of net revenue of the consolidated financial statement amounts as of and for the year ended September 30, 2025.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. In making this assessment, management used the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Through its assessment, management identified a material weakness in our internal control over financial reporting related to the timely performance and lack of sufficient contemporaneous evidence of certain internal controls over the accounting for the KCA Deutag business combination, including the effectiveness of controls related to certain inputs used in the valuation of rigs and the recognition of deferred income taxes as of the acquisition date, assumptions used in the valuation of intangible assets, and the allocation of goodwill associated with the business combination to reporting units. As a result of the material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2025.
Prior to the filing of this Form 10-K, we have performed additional procedures to evaluate the assumptions and inputs used and the conclusions reached with regard to the valuation of rigs and intangible assets, the recognition of deferred income taxes, and the allocation of goodwill to reporting units, and have not identified any material adjustments that should be recorded in the financial statements.  Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our audited financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.  Additionally, the material weakness identified did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to our previously released financial statements. Furthermore, because we did not have another business combination prior to the end of our fiscal year, we were unable to remediate the resulting material weakness.
Ernst & Young LLP, the independent registered public accounting firm that also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, as stated in their report which appears herein.
2025 FORM 10-K | 61

Helmerich & Payne, Inc.

by

/s/ John W. Lindsay	/s/ J. Kevin Vann
John W. Lindsay Director and Chief Executive Officer	J. Kevin Vann Senior Vice President and Chief Financial Officer

November 21, 2025	November 21, 2025

2025 FORM 10-K | 62

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Helmerich & Payne, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Helmerich & Payne, Inc.’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of control criteria, Helmerich & Payne, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the timely performance and lack of sufficient contemporaneous evidence of certain internal controls over the accounting for the KCA Deutag business combination including the effectiveness of controls related to certain inputs used in the valuation of rigs and the recognition of deferred income taxes as of the acquisition date, assumptions used in the valuation of intangible assets, and the allocation of goodwill associated with the business combination to reporting units.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of KCA Deutag, which is included in the 2025 consolidated financial statements of the Company and constituted 38% of total identifiable assets as of September 30, 2025 and 27% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of KCA Deutag.
    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the "consolidated financial statements"). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated November 21, 2025, which expressed an unqualified opinion thereon.
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
2025 FORM 10-K | 63

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

/s/ Ernst & Young LLP

Tulsa, Oklahoma
November 21, 2025
2025 FORM 10-K | 64

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Helmerich & Payne, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Helmerich & Payne, Inc. (the Company) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 21, 2025 expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Accruals
Description of the Matter
The Company's liability for self-insured risks for workers’ compensation and other casualty claims was $114.8 million at September 30, 2025. As described in Note 2 to the consolidated financial statements, this liability is based on a third-party actuarial analysis and includes an estimate for incurred but not reported claims. The actuarial analysis considers a variety of factors, including third-party adjusters’ estimates, historical experience, and statistical methods commonly used within the insurance industry.

Auditing the Company’s liability for self-insured risks for workers’ compensation and other casualty claims is complex and required us to use our actuarial specialists due to the measurement uncertainty associated with the estimate, management’s application of significant judgment, and the use of various actuarial methods.

2025 FORM 10-K | 65

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

Business Combination - Land Rigs and customer contracts
Description of the Matter
During fiscal year 2025, the Company acquired KCA Deutag for consideration of $2.0 billion, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of KCA Deutag was complex due to the number of markets and business lines represented in the transaction, the significant estimation required to determine the fair value of land rigs and the estimation uncertainty in the determination of the fair value of identified intangible assets, which principally consisted of customer contracts in Saudi Arabia and Azerbaijan. The fair value estimates for the acquired land rigs were sensitive to significant assumptions including replacement cost as adjusted for current age and current physical condition of the rigs. The Company utilized the multi-period excess earnings method to value the customer contract intangibles. The significant assumptions included weighted average cost of capital and certain assumptions that form the basis of forecasted results (primarily revenue and revenue growth rates). The significant assumptions used in the valuation of intangible assets are forward-looking and could be affected by future economic and market conditions. Additionally, auditing the Company's accounting for the acquisition was impacted by a material weakness in internal controls over the accounting for the business combination.

How We Addressed the Matter in Our Audit
After giving consideration of the material weakness, our audit procedures to test the estimated fair value of the land rigs and customer contract intangibles included, among others, evaluating the Company’s selection of the valuation methodology, evaluating the significant assumptions used by the Company and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in the fair value estimates. Specifically for the valuation of land rigs, our valuation specialists also assisted by comparing key assumptions to current industry and market data, and developing an expected range of values based on significant inputs and assumptions to assess reasonableness of the Company’s estimates. Specifically for the valuation of the intangibles, we also performed sensitivity analysis and compared significant assumptions to historical results of the acquired business and to other guideline companies within the same industry.

2025 FORM 10-K | 66

Impairment of Goodwill
Description of the Matter
As more fully described in Note 6 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level or more frequently when indications of potential impairment exist. During the third fiscal quarter, due primarily to the sustained decline in the Company’s share price and market capitalization, the Company identified indicators of potential impairment of goodwill and performed an interim impairment test, which resulted in an impairment charge of $173.3 million. The Company utilized a market approach to estimate the fair value of its reporting units based on earnings before interest, income taxes, depreciation and amortization (“EBITDA”) multiples of guideline public companies and transactions for each reporting unit.

Auditing the goodwill impairment involved a high degree of subjectivity as the determination of EBITDA multiples utilized for each reporting unit involved significant judgment. The fair values of the reporting units were sensitive to the EBITDA multiples assumed within the range of selected guideline public companies and transactions for each reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment process. For example, we tested controls over management's review of the valuation method utilized and significant inputs and assumptions used in determining the reporting units’ fair value.

To test the estimated fair value of the Company’s reporting units, our audit procedures included, among others, evaluating the valuation methodologies and testing the significant assumptions used by the Company. We involved valuation specialists to assist with our evaluation of the methodologies used by the Company and the evaluation of selected EBITDA multiples and guideline companies and transactions for each reporting unit. We performed sensitivity analyses on significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.
Tulsa, Oklahoma
November 21, 2025
2025 FORM 10-K | 67

HELMERICH & PAYNE, INC.
CONSOLIDATED BALANCE SHEETS
	September 30,
(in thousands except share data and per share amounts)	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$196,848	$217,341
Restricted cash	27,412	68,902
Short-term investments	21,496	292,919
Accounts receivable, net of allowance of $19,647 and $2,977, respectively	782,644	418,604
Inventories of materials and supplies, net	324,326	117,884
Prepaid expenses and other, net	97,518	76,419
Assets held-for-sale	15,231	—
Total current assets	1,465,475	1,192,069

Investments, net	68,198	100,567
Property, plant and equipment, net	4,313,074	3,016,277
Other Noncurrent Assets:
Goodwill	182,854	45,653
Intangible assets, net	485,540	54,147
Operating lease right-of-use assets	123,598	67,076
Restricted cash	1,640	1,242,417
Other assets, net	65,359	63,692
Total other noncurrent assets	858,991	1,472,985

Total assets	$6,705,738	$5,781,898

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$217,923	$135,084
Dividends payable	25,199	25,024
Accrued liabilities	564,855	286,841
Current portion of long-term debt, net	6,859	—
Total current liabilities	814,836	446,949

Noncurrent Liabilities:
Long-term debt, net	2,057,084	1,782,182
Deferred income taxes	624,000	495,481
Retirement benefit obligation	109,864	6,524
Other	270,616	133,610
Total noncurrent liabilities	3,061,564	2,417,797
Commitments and Contingencies (Note 16)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of September 30, 2025 and 2024, and 99,446,577 and 98,755,412 shares outstanding as of September 30, 2025 and 2024, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	513,050	518,083
Retained earnings	2,619,090	2,883,590
Accumulated other comprehensive income (loss)	44,964	(6,350)
Treasury stock, at cost, 12,776,288 shares and 13,467,453 shares as of September 30, 2025 and 2024, respectively	(463,536)	(489,393)
Non-controlling interest	104,548	—
Total shareholders’ equity	2,829,338	2,917,152

Total liabilities and shareholders' equity	$6,705,738	$5,781,898
The accompanying notes are an integral part of these consolidated financial statements.
2025 FORM 10-K | 68

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30,
(in thousands, except per share amounts)	2025	2024	2023
OPERATING REVENUES
Drilling services	$3,678,660	$2,746,128	$2,862,677
Other	67,353	10,479	9,744
	3,746,013	2,756,607	2,872,421
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	2,511,408	1,624,681	1,708,599
Other operating expenses	56,019	4,483	4,477
Depreciation and amortization	625,085	397,344	382,314
Research and development	34,125	40,955	30,096
Selling, general and administrative	287,052	244,883	206,687
Acquisition transaction costs	54,702	14,982	—
Asset impairment charges	194,030	—	12,097
Restructuring charges	12,131	—	—
Gain on reimbursement of drilling equipment	(33,398)	(33,309)	(48,173)
Other loss on sale of assets	1,541	5,139	8,016
	3,742,695	2,299,158	2,304,113
OPERATING INCOME	3,318	457,449	568,308
Other income (expense)
Interest and dividend income	35,207	41,168	28,393
Interest expense	(107,808)	(29,093)	(17,283)
Gain (loss) on investment securities	(22,377)	13,953	11,299
Foreign currency exchange loss	(9,682)	(5,550)	(6,419)
Other	27,229	3,093	9,081
	(77,431)	23,571	25,071
Income (loss) before income taxes	(74,113)	481,020	593,379
Income tax expense	85,835	136,855	159,279
NET INCOME (LOSS)	(159,948)	344,165	434,100
Net income attributable to non-controlling interest	3,747	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HELMERICH & PAYNE, INC.	$(163,695)	$344,165	$434,100

Earnings (loss) per share attributable to Helmerich & Payne, Inc.:
Basic	$(1.66)	$3.43	$4.18
Diluted	$(1.66)	$3.43	$4.16

Weighted average shares outstanding:
Basic	99,272	98,857	102,447
Diluted	99,272	99,067	102,852

The accompanying notes are an integral part of these consolidated financial statements.
2025 FORM 10-K | 69

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Year ended September 30,
(in thousands)	2025	2024	2023
Net income (loss)	$(159,948)	$344,165	$434,100
Other comprehensive income, net of income taxes:
Net change related to employee benefit plans	10,308	2,143	4,091
Unrealized gain (loss) on available-for-sale debt security	808	(512)	—
Currency translation adjustment	40,198	—	—
Other comprehensive income	51,314	1,631	4,091
Comprehensive income (loss)	(108,634)	345,796	438,191
Comprehensive income attributable to non-controlling interest	3,747	—	—
Comprehensive income (loss) attributable to Helmerich & Payne, Inc.	$(112,381)	$345,796	$438,191
The accompanying notes are an integral part of these consolidated financial statements.
2025 FORM 10-K | 70

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2022	112,222	$11,222	$528,278	$2,473,572	$(12,072)	6,929	$(235,528)	$—	$2,765,472
Comprehensive income:
Net income	—	—	—	434,100	—	—	—	—	434,100
Other comprehensive income	—	—	—	—	4,091	—	—	—	4,091
Dividends declared ($1.00 per share, $0.94 supplemental per share)	—	—	—	(199,957)	—	—	—	—	(199,957)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(34,545)	—	—	(678)	20,135	—	(14,410)
Stock-based compensation	—	—	32,456	—	—	—	—	—	32,456
Share repurchases	—	—	—	—	—	6,545	(248,989)	—	(248,989)
Other	—	—	(820)	—	—	—	—	—	(820)
Balance at September 30, 2023	112,222	$11,222	$525,369	$2,707,715	$(7,981)	12,796	$(464,382)	$—	$2,771,943
Comprehensive income:
Net income	—	—	—	344,165	—	—	—	—	344,165
Other comprehensive income	—	—	—	—	1,631	—	—	—	1,631
Dividends declared ($1.00 base per share, $0.68 supplemental per share)	—	—	—	(168,290)	—	—	—	—	(168,290)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(38,797)	—	—	(729)	26,620	—	(12,177)
Stock-based compensation	—	—	31,198	—	—	—	—	—	31,198
Share repurchases	—	—	—	—	—	1,400	(51,631)	—	(51,631)
Other	—	—	313	—	—	—	—	—	313
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$—	$2,917,152
Comprehensive income (loss):
Net loss	—	—	—	(163,695)	—	—	—	3,747	(159,948)
Other comprehensive income	—	—	—	—	51,314	—	—	—	51,314
Non-controlling interest in connection with business acquisition (Note 3—Business Combination)	—	—	—	—	—	—	—	116,061	116,061
Dividends declared ($1.00 per share)	—	—	—	(100,805)	—	—	—	—	(100,805)
Dividends declared and distributions to non-controlling interest	—	—	—	—	—	—	—	(15,484)	(15,484)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(36,690)	—	—	(691)	25,857	—	(10,833)
Stock-based compensation	—	—	31,594	—	—	—	—	—	31,594
Other	—	—	63	—	—	—	—	224	287
Balance at September 30, 2025	112,222	$11,222	$513,050	$2,619,090	$44,964	12,776	$(463,536)	$104,548	$2,829,338
The accompanying notes are an integral part of these consolidated financial statements.
2025 FORM 10-K | 71

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended September 30,
(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159,948)	$344,165	$434,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	625,085	397,344	382,314
Asset impairment charges	194,030	—	12,097
Amortization of debt discount and debt issuance costs	6,069	10,560	1,079
Stock-based compensation	31,594	31,198	32,456
(Gain) loss on investment securities	22,377	(13,953)	(11,299)
Gain on reimbursement of drilling equipment	(33,398)	(33,309)	(48,173)
Other loss on sale of assets	1,541	5,139	8,016
Deferred income tax benefit	(78,661)	(23,191)	(20,400)
Other	14,039	5,132	8,979
Change in assets and liabilities:
Accounts receivable	(48,598)	(10,744)	56,281
Inventories of materials and supplies	(26,851)	(20,764)	(7,826)
Prepaid expenses and other	41,522	3,370	(1,803)
Other noncurrent assets	(11,459)	(20,740)	(11,135)
Accounts payable	(21,346)	(2,291)	4,237
Accrued liabilities	(74,607)	16,798	(10,139)
Other noncurrent liabilities	61,561	(4,051)	4,898
Net cash provided by operating activities	542,950	684,663	833,682
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(426,373)	(495,072)	(395,460)
Purchase of short-term investments	(117,057)	(200,653)	(180,993)
Purchase of long-term investments	(3,296)	(9,120)	(20,748)
Payment for acquisition of business, net of cash acquired	(1,836,072)	—	—
Proceeds from sale of short-term investments	378,353	204,152	195,311
Proceeds from sale of long-term investments	31,990	—	—
Insurance proceeds from involuntary conversion	2,366	5,533	9,221
Proceeds from asset sales	45,776	46,412	70,085
Other	(1,029)	(10,000)	—
Net cash used in investing activities	(1,925,342)	(458,748)	(322,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(100,735)	(168,459)	(201,456)
Distributions to non-controlling interests	(15,380)	—	—
Proceeds from debt issuance	400,000	1,247,629	—
Debt issuance costs	(2,629)	(22,934)	—
Payments for employee taxes on net settlement of equity awards	(10,836)	(12,177)	(14,410)
Payment of contingent consideration from acquisition of business	—	(6,250)	(250)
Payments on unsecured long-term debt	(200,000)	—	—
Share repurchases	—	(51,302)	(247,213)
Other	(3,759)	—	(540)
Net cash provided by (used in) financing activities	66,661	986,507	(463,869)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	12,971	—	—
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,302,760)	1,212,422	47,229
Cash and cash equivalents and restricted cash, beginning of period	1,528,660	316,238	269,009
Cash and cash equivalents and restricted cash, end of period	$225,900	$1,528,660	$316,238

The accompanying notes are an integral part of these consolidated financial statements.
2025 FORM 10-K | 72

HELMERICH & PAYNE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
	Year Ended September 30,
(in thousands)	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period:
Interest paid	$82,295	$15,947	$17,099
Income tax paid	205,618	181,349	199,139
Income tax received	(201)	(1,224)	(26,809)
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	56,590	13,260	12,441
Non-cash operating and investing activities:
Changes in accounts payable and accrued liabilities related to purchases of property, plant and equipment	11,780	(20,454)	(2,554)
The accompanying notes are an integral part of these consolidated financial statements.
2025 FORM 10-K | 73

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
KCA Deutag Acquisition
On January 16, 2025 (the “Closing Date” or "Acquisition Date"), H&P completed its acquisition of the entire issued share capital (the "Acquisition") of KCA Deutag International Limited ("KCA Deutag") pursuant to the Sale and Purchase Agreement (the "Purchase Agreement"). H&P paid aggregate cash consideration of approximately $2.0 billion, which consisted of the share purchase price of $0.9 billion and $1.1 billion which was used to contemporaneously repay or redeem certain of KCA Deutag's existing debt, including, as applicable, the payment of all accrued and unpaid interest, premiums, and fees. The Company's results presented for the fiscal year ended September 30, 2025 reflect a full 365 days of legacy H&P operations and 258 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
KCA Deutag is a diverse global drilling company. The company derives a significant portion of its revenues and cash flow from its land operations and has a substantial land drilling presence in the Middle East with additional operations in South America, Europe, and Northern Africa. In addition to its land operations, the company has asset-light offshore management contract operations in the North Sea, Angola, Azerbaijan and Canada. Management contract operations provide services to customer platforms where the customer owns the drilling rig. KCA Deutag’s BENTEC™ (formally Kenera) business unit comprises manufacturing and engineering operations with four facilities serving the energy industry.
Subsequent to September 30, 2025, we announced the rebranding of KCA Deutag’s Kenera business unit to BENTEC™. The BENTEC™ name, already recognized in the market, will now represent all products and services previously associated with Kenera and its sub-brands. Accordingly, throughout this document and in future references, Kenera will be referred to as BENTEC™.
For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Our Segments
During the second quarter of fiscal year 2025, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions. Beginning on the Closing Date, Offshore Solutions now includes the results from the acquired KCA Deutag offshore management contract operations. Similarly, our International Solutions segment now includes the results from the acquired KCA Deutag land operations. Operating results related to KCA Deutag's BENTEC™ business unit are included in "Other" along with results from our real estate operations and our wholly-owned captive insurance companies. Our North America Solutions operating segment remains unchanged. Refer to Note 17—Business Segments and Geographic Information for further details on our reportable segments.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Our International Solutions operations are conducted in major international oil and gas markets, primarily in the Middle East and Latin America. Our Offshore Solutions operations consist of asset-light offshore management contracts and contracted rig platforms located in U.S. federal waters, the North Sea and Norwegian Sea off the coast of Norway, Caspian Sea and other international waters. Our "Other" operations is comprised of our BENTEC™ manufacturing and engineering activities, our real estate operations, and our wholly-owned captive insurance companies.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED RISKS AND UNCERTAINTIES
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
2025 FORM 10-K | 74

Principles of Consolidation
The Consolidated Financial Statements include the accounts of H&P and its domestic and foreign subsidiaries. Consolidation of a subsidiary begins when the Company gains control over the subsidiary and ceases when the Company loses control of the subsidiary. Specifically, income, expenses and other comprehensive income or loss of a subsidiary acquired or disposed of during the fiscal year are included in the Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) from the date the Company gains control until the date when the Company ceases to control the subsidiary. The equity attributable to non-controlling interests in subsidiaries is shown separately in the accompanying Consolidated Balance Sheets. All intercompany accounts and transactions have been eliminated upon consolidation.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
As of September 30, 2025 and 2024, restricted cash was $29.1 million and $1.3 billion, respectively. Of the total at September 30, 2025 and 2024, $27.4 million and $68.9 million, respectively, represents the amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Additionally, of the total at September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price of the Acquisition and to repay certain of KCA Deutag's outstanding indebtedness and was subsequently used during the fiscal year ended September 30, 2025 to fund the Acquisition. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Consolidated Balance Sheets as follows:

	September 30,
(in thousands)	2025	2024	2023
Current Assets:
Cash and cash equivalents	$196,848	$217,341	$257,174
Restricted cash	27,412	68,902	59,064
Other Noncurrent Assets:
Restricted cash	1,640	1,242,417	—
Total cash, cash equivalents, and restricted cash	$225,900	$1,528,660	$316,238
Accounts Receivable
Accounts receivable represents valid claims against our customers for our services rendered, net of allowances for credit losses. We perform credit evaluations of customers and do not typically require collateral in support for trade receivables. We provide an allowance for credit losses to cover estimated credit losses. Outstanding customer receivables are reviewed regularly for possible nonpayment indicators. We estimate expected credit losses over the life of our financial assets, which primarily consist of our accounts receivable, through a review of several factors, including historical collection experience, current aging status of the customer accounts, and current financial strength and liquidity of our customers. We evaluate our customers’ financial strength and liquidity based on aging of accounts receivable, payment history, and other relevant information, including ratings agency, credit ratings and alerts, and publicly available reports.
Inventories of Materials and Supplies
Inventories are primarily replacement parts and supplies held for consumption in our drilling operations. Inventories are valued at weighted average cost and include the cost of materials, shipping, duties and labor, less an allowance for excess and obsolete items. We estimate the allowance for excess and obsolete items based on historical experience and expectations for future use of the materials and supplies. The allowance for excess and obsolete inventory was $93.5 million and $19.5 million for fiscal years 2025 and 2024, respectively. Of the $93.5 million of allowance for excess and obsolete inventory, $74.7 million is attributable to our recently acquired subsidiary, KCA Deutag.
2025 FORM 10-K | 75

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
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the NYSE or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. During the fiscal year ended September 30, 2025, our representation on the investee’s board of directors ceased. As a result, we determined that we no longer have the ability to exert significant influence over the investee. Accordingly, Tamboran Resources will no longer be classified as a related party in future reporting periods.
Concurrent with the October 2022 investment agreement, we entered into a fixed-term drilling services agreement with Tamboran Resources. As of September 30, 2025 and 2024, we recorded $0.7 million and $5.0 million in receivables, respectively, and $3.9 million in contract liabilities in both periods on our Consolidated Balance Sheets. We recognized $16.1 million and $14.1 million in revenue on our Consolidated Statement of Operations the fiscal years ended September 30, 2025 and 2024, respectively, related to the drilling services agreement with Tamboran Resources, which commenced drilling services during the fourth fiscal quarter of 2023. We expect to earn $26.3 million in revenue over the remaining contract term, and, as such, this amount is included within our contract backlog as of September 30, 2025.
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
2025 FORM 10-K | 76

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
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows, generally estimated to be 1 to 16 years, and are evaluated for impairment in accordance with our policies for valuation of long-lived assets.
Drilling Revenues
Drilling services revenues are primarily comprised of daywork drilling contracts for which the related revenues and expenses are recognized as services are performed and collection is reasonably assured. For certain contracts, we receive payments contractually designated for the mobilization of rigs and other drilling equipment. Revenues associated with mobilization and demobilization and direct costs incurred for the mobilization are deferred and recognized on a straight-line basis as the drilling service is provided. Costs incurred to relocate rigs and other drilling equipment to areas in which a contract has not been secured are expensed as incurred. Reimbursements received for out-of-pocket expenses are recorded as both revenues and direct costs. Reimbursements for fiscal years 2025, 2024 and 2023 were $431.2 million, $334.6 million and $345.5 million, respectively. For fixed-term contracts that are terminated by customers prior to the expirations, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. Early termination revenue for fiscal years 2025, 2024 and 2023 was approximately $2.3 million, $13.4 million and $2.3 million, respectively.
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
2025 FORM 10-K | 77

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
2025 FORM 10-K | 78

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
In accordance with our policy, we review the estimated useful lives of its fixed assets and intangible assets on an ongoing basis. As a result of this review and based on events occurring during the fiscal year ended September 30, 2025, we adjusted the estimated useful life of the intangible assets arising from the Acquisition. The weighted average useful life for customer relationships decreased from 15 years to 9 years. This change was effective and accounted for prospectively beginning on April 1, 2025. The effects of this change in the estimated useful life for the fiscal year ended September 30, 2025, was an increase in amortization expense of $15.6 million, an increase in net loss of $12.4 million, and an increase to basic and diluted loss per share of $0.12.
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
2025 FORM 10-K | 79

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
We adopted this ASU during the fourth quarter of fiscal year 2025, as required. The adoption did not affect our Consolidated Financial Statements and did not materially affect our disclosures. The required additional disclosures are included in Note 17—Business Segments and Geographic Information.

Standards that are not yet adopted as of September 30, 2025
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
We plan to adopt this ASU, as required, during fiscal year 2028 with the first disclosure enhancements reflected in our fiscal year 2028 Form 10-K. We are currently evaluating the impact the new guidance may have on our Consolidated Financial Statements and disclosures.

Self-Insurance
We self-insure a significant portion of expected losses relating to workers’ compensation, general liability and automobile liability. Generally, self-insured retentions ("SIRs") or deductibles range from $1 million to $10 million per occurrence depending on the coverage and whether a claim occurs outside or inside of the United States. Insurance is purchased over SIRs or deductibles to reduce our exposure to catastrophic events. Estimates are recorded for incurred outstanding liabilities for workers’ compensation, general, and automobile liability, including claims that are incurred but not reported. Estimates are based on adjusters’ estimates, historical experience and statistical methods commonly used within the insurance industry that we believe are reliable. Insurance recoveries related to such liabilities are recorded when considered probable. We have also engaged a third-party actuary to perform a review of our casualty losses as well as losses in our captive insurance companies. Nonetheless, insurance estimates include certain assumptions and management judgments regarding the frequency and severity of claims, claim development and settlement practices. Unanticipated changes in these factors may produce materially different amounts of expense that would be reported under these programs. The Company also self-insures employee health plan exposures in excess of employee deductibles. This program is also reviewed at the end of each policy year by a third-party actuary.
2025 FORM 10-K | 80

We continue to use our Captive insurance companies to fund the SIRs and deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, medical stop-loss program, and certain international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $39.9 million, $11.4 million, and $12.5 million and rig and casualty insurance premiums of $42.7 million, $37.6 million, and $39.7 million during the fiscal years ended September 30, 2025, 2024, and 2023, respectively. These operating costs were recorded within drilling services operating expenses in our Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the fiscal years ended September 30, 2025, 2024, and 2023 amounted to $69.2 million, $61.2 million, and $67.4 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Solutions reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the fiscal year ended September 30, 2025, 2024, and 2023 were $20.7 million, $15.5 million, and $10.6 million, respectively.
Foreign Currencies
The reporting and functional currency of the parent company, H&P, is the United States Dollar ("USD"). Our foreign subsidiaries are measured using the currency of the primary economic environment in which the entity operates (the functional currency). For some of our foreign subsidiaries, functional currency is not measured in U.S. Dollars, and, instead, is the local currency. On consolidation, the assets and liabilities of our non-U.S. Dollar functional entities are translated at exchange rates in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rates prevailing during the reporting period. Translation adjustments are recorded as a separate component of stockholders’ equity and are included in Other comprehensive income or loss on the Consolidated Statements of Comprehensive Income (Loss).
For foreign subsidiaries where the functional currency is the USD, monetary assets and liabilities are remeasured at the exchange rate in effect at the balance sheet date, while non-monetary items are remeasured at historical exchange rates. Revenues and expenses are remeasured at the average exchange rates prevailing during the reporting period. Gains and losses resulting from remeasurement are included within Foreign currency exchange loss on the Consolidated Statements of Operations.
Prior to the current fiscal year, foreign currency exchange gains and losses were presented in the operating costs and expense line items to which they relate, namely within Drilling services operating expenses, on our Consolidated Statements of Operations. To conform with the current period presentation, we reclassified amounts previously presented in separate line items within operating costs and expenses to the Foreign currency exchange loss line on our Consolidated Statements of Operations for the fiscal years ended September 30, 2024 and 2023. The impact of this change was not material to any period presented.
Concentration of Credit Risk
Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of temporary cash investments, short and long-term investments, and trade receivables. The industry concentration has the potential to impact our overall exposure to market and credit risks, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Revenue from drilling services performed for our largest drilling customer, which is reported in our North America Solutions segment, totaled approximately 12.0 percent ($451.3 million) and 11.0 percent ($302.6 million) of our total consolidated revenues during fiscal years 2025 and 2024, respectively. In fiscal year 2023, no individual customers constituted 10 percent or more of our total consolidated revenues.
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
2025 FORM 10-K | 81

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
International Operations Risks
International operations may significantly contribute to our revenues and net operating income or loss. There can be no assurance that we will be able to successfully conduct such operations, and a failure to do so may have an adverse effect on our financial position, results of operations, and cash flows. Also, the success of our International operations will be subject to numerous contingencies, some of which are beyond management’s control. These contingencies include general and regional economic conditions, geopolitical developments and tensions, war and uncertainty in oil producing countries, fluctuations in currency exchange rates, foreign currency exchange restrictions and other difficulties repatriating cash from foreign countries, changes in international regulatory requirements and international employment issues, risk of expropriation of real and personal property and the burden of complying with foreign laws. Additionally, in the event that extended labor strikes occur or a country experiences significant political, economic or social instability, we could experience shortages in labor and/or material and supplies necessary to operate some of our drilling rigs, thereby potentially causing an adverse material effect on our business, financial condition and results of operations.
Because of the impact of local laws, some of our current operations and potential future operations in certain areas may be conducted through entities in which local citizens own interests. Additionally, these operations might involve entities (including joint ventures) where we hold only a minority interest or where operations are carried out under contract with local entities. While we believe that neither operating through such entities nor pursuant to such arrangements would have a material adverse effect on our operations or revenues, there can be no assurance that we will in all cases be able to structure or restructure our operations to conform to local law (or the administration thereof) on terms acceptable to us.
During the fiscal year ended September 30, 2025, approximately 33.8 percent of our operating revenues were generated from international locations compared to 7.2 percent during the fiscal year ended September 30, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional 27.0 percent ($1.0 billion) of revenue during the fiscal year ended September 30, 2025. Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, during the fiscal year ended September 30, 2025, approximately 13.9 percent of our total consolidated operating revenues were from operations in the Middle East compared to 1.0 percent during the fiscal year ended September 30, 2024. The majority of our operating revenues in the Middle East were from operations in Saudi Arabia and Oman. During the fiscal year ended September 30, 2025, a single customer in Saudi Arabia accounted for 7.0 percent of our total consolidated operating revenues. This customer has the ability to suspend rigs and a portion of our rigs with this customer are currently suspended. The Company's results presented for the fiscal year ended September 30, 2025 reflect a full 365 days of legacy H&P operations and 258 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

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
Of the $0.9 billion, approximately $80.0 million was deposited into a customary escrow on the Closing Date pending the resolution of certain potential tax obligations of KCA Deutag. In May 2025, these escrowed funds were subsequently released to the shareholders following a determination that KCA Deutag would not be liable for the identified obligations. As part of this release, H&P received approximately $5.2 million, primarily attributable to favorable movements in the euro foreign exchange rate since the Closing Date. This amount is reported within Foreign currency exchange loss in our Consolidated Statements of Operations for the year ended September 30, 2025.
To finance the purchase price and to pay related fees and expenses, we completed a private offering of $1.25 billion aggregate principal amount of senior notes, together with the proceeds of a term loan credit agreement, cash on hand, and monetization of our investment in ADNOC Drilling. Refer to Note 7—Debt for further details on the senior notes and term loan credit agreement.
2025 FORM 10-K | 82

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
During September 2025, we finalized the allocation of the purchase price. The following table summarizes the final purchase price and the fair values of assets acquired and liabilities assumed at the Acquisition Date, inclusive of measurement period adjustments:

(in thousands)
Total cash consideration	$2,035,523

Allocation of purchase price
Current assets acquired:
Cash and cash equivalents	199,447
Short-term investments	33
Accounts receivable, net[1]	316,207
Inventories of materials and supplies, net	183,527
Prepaid expenses and other, net	87,998
Noncurrent assets acquired:
Investments, net	1,146
Property, plant and equipment, net	1,459,490
Intangible assets, net	468,809
Operating lease right-of-use assets	46,162
Total assets acquired	2,762,819

Current liabilities assumed:
Accounts payable and accrued liabilities	479,976
Current portion of long-term debt, net	6,755
Noncurrent liabilities assumed:
Deferred income	6,163
Long-term debt, net	78,188
Deferred income taxes	202,050
Retirement benefit obligations	99,043
Other	52,999
Total liabilities assumed	925,174

Net assets acquired	$1,837,645
Add: Fair value of non-controlling interests acquired	116,061
Goodwill	$313,939
(1)The fair value of accounts receivable is $316.2 million, with the gross contractual amount being $329.3 million. The Company estimates $13.1 million to be uncollectible.
Refer to Note 6—Goodwill and Intangible Assets for more information on measurement period adjustments made during the year ended September 30, 2025.
Inventory
Inventory includes materials, supplies and spare parts used as part of contract drilling operations and was valued at fair value using a replacement cost approach.
2025 FORM 10-K | 83

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
These assets will be amortized over their respective periods of expected benefit. Refer to Note 6—Goodwill and Intangible Assets for estimated amortization expense over the next five years. The values assigned to each intangible asset and the corresponding useful lives, as of the Acquisition Date, are as follows:

(in thousands)	Amount	Weighted Average Useful life (Years)
Customer relationships	$432,200	9 years
Trade name	10,860	10 years
Developed technology	21,420	11 years
In-process research and development	4,329	Indefinite
Estimated fair value of acquired intangible assets	$468,809
As of September 30, 2025, the acquired customer relationships had a weighted average remaining term of 2.0 years until their next contract renewal or extension.
Operating Lease Right-of-Use Assets
In connection with the Acquisition, we acquired operating lease right-of-use assets and corresponding current and noncurrent liabilities as summarized below:

(in thousands)	Amount
Real estate properties	$34,369
Drilling equipment	11,793
Total Operating lease right-of-use asset	$46,162

Current portion of lease liabilities within Accounts payable and Accrued liabilities	$16,557
Noncurrent portion of operating lease liabilities within Other noncurrent liabilities	39,377
We measured the lease liability at the present value of the remaining lease payments, applying a weighted average discount rate of 5.6 percent, as if the acquired lease was a new lease of H&P at the Acquisition Date. The right-of-use asset was measured at the same amount as the lease liability and adjusted by $9.8 million to reflect unfavorable terms of the leases when compared to market terms. We have elected to apply the short-term lease measurement and recognition exemption to leases that have a remaining lease term of 12 months or less at the Acquisition Date. The weighted average remaining lease term for the acquired leases is approximately 10.1 years as of September 30, 2025.
Goodwill
The amount of goodwill recognized in the Acquisition represents the excess of the gross consideration transferred and the amount of any non-controlling interest over the fair value of the underlying net tangible and identifiable intangible assets acquired and liabilities assumed. Goodwill is attributed to the assembled workforce, anticipated operational synergies, and the allocation of proceeds in excess of the fair value of net identifiable assets acquired. Goodwill arising from the Acquisition is not expected to be deductible for tax reporting purposes. During the year ended September 30, 2025, goodwill increased by $15.8 million due to certain measurement period adjustments which primarily consisted of a $17.4 million increase resulting from the finalization of deferred tax liabilities and a $4.0 million decrease resulting from the refinement of the fair value calculation of the inventory and intangible asset balances. Separately, during the same period, we recognized an impairment of a portion of the goodwill arising from the Acquisition. Refer to Note 6—Goodwill and Intangible Assets for further information.
2025 FORM 10-K | 84

Long-Term Debt
As discussed above, we paid $1.1 billion to contemporaneously repay or redeem certain of KCA Deutag's existing debt upon consummation of the acquisition. As of the Closing Date, we assumed an aggregate $84.9 million in secured term loan borrowings comprised of two separate agreements as summarized in Note 7—Debt—2024 KCA Deutag Oman Facility and —2023 KCA Deutag Oman Facility.
End-of-Service Benefit Plans
As a result of the Acquisition, we assumed a liability of $44.8 million related to end-of-service benefit plans. This liability arises from KCA Deutag's compliance with local legislation in various Middle Eastern and South American countries, where end-of-service benefit plans are mandated. These plans require payments to employees upon the conclusion of their service, calculated based on their most recent salary and years of service. These plans are not pre-funded. A significant portion of this liability stems from operations in the Middle East for which we relied on independent actuaries to assess the value of these obligations. The primary costs associated with these plans include the present value of benefits accrued for an additional year of service and the interest on the obligation related to employee service in previous years. This liability is presented within Accrued liabilities on our Consolidated Balance Sheets.
Defined Benefit Pension Plans
As a result of the Acquisition, we now maintain pension plans in Germany and the United Kingdom "UK". Refer to Note 14—Employee Benefit Plans for additional details.
Non-controlling Interest
The non-controlling interests acquired represents the portion of certain consolidated subsidiaries that are owned by third-parties and were recorded at estimated fair market value. The non-controlling interests are presented as a separate component of equity in our Consolidated Balance Sheets and the consolidated net income attributable to non-controlling interests is disclosed separately in the Consolidated Statements of Operations.
Results of Operations
KCA Deutag's results of operations for its land operations and offshore management contract operations are reported within our International Solutions and Offshore Solutions operating segments, respectively. KCA Deutag's manufacturing and engineering operations results are included in "Other". The results of operations attributable to the Acquisition have been included in our Consolidated Financial Statements since the date of the acquisition, on January 16, 2025, through September 30, 2025. Revenue and net loss attributable to the net assets acquired for the period January 16, 2025 through September 30, 2025, were $1.0 billion and $337.2 million, respectively.
During the year ended September 30, 2025, we recognized approximately $54.7 million in acquisition transaction costs associated with the Acquisition, as compared to $15.0 million for the year ended September 30, 2024.These non-recurring costs are primarily related to third-party legal, advisory and valuation services and are included in Acquisition transaction costs on the Consolidated Statements of Operations.
Pro Forma Financial Information
The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the Acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, and is not indicative of future results of operations.
The summarized unaudited pro forma financial information reflects several adjustments to reflect final purchase price accounting and differences in accounting policies between International Financial Reporting Standards ("IFRS") and U.S. GAAP. These adjustments account for incremental depreciation and amortization expenses based on the fair value of KCA Deutag’s assets, the elimination of interest expenses from KCA Deutag’s historical borrowings, and the addition of H&P debt to fund the acquisition. The pro forma adjustments are based upon currently available information and certain assumptions that H&P believes are reasonable under the circumstances. The tax impact of these adjustments was determined using statutory tax rates.
2025 FORM 10-K | 85

The following unaudited pro forma combined financial information presents results for the year ended September 30, 2025 and 2024, as if we had completed the Acquisition on October 1, 2023:

(in thousands)	September 30, 2025	September 30, 2024
Revenue	$4,232,105	$4,468,207

Net income (loss)	(239,660)	172,107
Net income attributable to non-controlling interest	7,728	12,947
Net income (loss) attributable to Helmerich & Payne, Inc.	$(247,388)	$159,160

NOTE 4 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of September 30, 2025 and 2024 consisted of the following:

(in thousands)	Estimated Useful Lives	September 30, 2025	September 30, 2024
Drilling services equipment	2 - 15 years	$8,168,906	$6,671,975
Tubulars	4 years	597,933	552,773
Real estate properties	10 - 45 years	8,223	48,617
Other	2 - 23 years	620,908	460,857
Construction in progress[1]		182,942	106,183
		9,578,912	7,840,405
Accumulated depreciation		(5,265,838)	(4,824,128)
Property, plant and equipment, net		$4,313,074	$3,016,277

Assets held-for-sale		$15,231	$—
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
Depreciation
Depreciation in the Consolidated Statements of Operations of $574.5 million, $390.9 million and $375.7 million includes abandonments of $2.9 million, $6.5 million and $3.3 million for the fiscal years 2025, 2024 and 2023, respectively.
In November 2022, a fire at a wellsite caused substantial damage to one of our super-spec rigs within our North America Solutions segment. The major components were destroyed beyond repair and considered a total loss, and, as a result, these assets were written off and the rig was removed from our available rig count. At the time of the loss, the rig was fully insured under replacement cost insurance. During the fiscal year ended September 30, 2024, we recognized a gain on involuntary conversion of the rig of $5.5 million which represents the insurance proceeds received in excess of the carrying value of the rig and therefore was recognized as a gain within operating income during the year ended September 30, 2024.
Assets Held-for-Sale
Fiscal Year 2025 Activity
During the fiscal year ended September 30, 2025, we committed to a plan to sell a significant portion of our real estate portfolio, including a shopping center comprised of approximately 371,000 leasable square feet with a net book value of $12.0 million.
During the fiscal year ended September 30, 2025, we identified 16 land rigs within our International Solutions operating segment that met the asset held-for-sale criteria with an aggregate net book value of $3.2 million.
2025 FORM 10-K | 86

During the year ended September 30, 2025, we identified a domestic drilling rig that met the asset held-for-sale criteria. The rig's net book value of $1.7 million was written down to its estimated scrap value of $0.2 million, resulting in a non-cash impairment charge of $1.5 million in our North America Solutions segment during the fiscal year ended September 30, 2025. During the year ended September 30, 2025, the rig was fully disposed of resulting in a nominal gain recorded within Other loss on sale of assets on our Consolidated Statement of Operations during the period.
As a result of the activity described above, a combined total of $15.2 million in real estate and land rig assets are classified as Assets held-for-sale on our Consolidated Balance Sheets as of September 30, 2025.
Fiscal Year 2024 Activity
We did not have any assets meeting the assets held-for-sale criteria during or as of the fiscal year ended September 30, 2024.
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
(Gain)/Loss on Sale of Assets
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $33.4 million, $33.3 million, $48.2 million in fiscal years 2025, 2024 and 2023, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these asset sales are recorded in Gains on reimbursement of drilling equipment within our Consolidated Statements of Operations.
Other Loss on Sale of Assets
We recognized a loss of $1.5 million, $5.1 million and $8.0 million in fiscal years 2025, 2024 and 2023, respectively, related to the sale of rig equipment and other capital assets. These amounts are recorded in Other loss on sale of assets within our Consolidated Statements of Operations.
2025 FORM 10-K | 87

NOTE 5 LEASES
Lease Position

(in thousands)	September 30, 2025	September 30, 2024
Operating lease commitments, including probable extensions[1]	$158,086	$104,535

Discounted using the lessee's incremental borrowing rate	$147,581	$77,316
(Less): short-term leases recognized on a straight-line basis as expense	(864)	(404)
(Less): other	(637)	(182)
Lease liability recognized	$146,080	$76,730

Of which:
Current lease liabilities	$35,960	$16,997
Non-current lease liabilities	110,120	59,733
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future. Those probable extensions are included in the operating lease liability balance.
The recognized right-of-use assets relate to the following types of assets:

(in thousands)	September 30, 2025	September 30, 2024
Real estate properties	$113,877	$66,842
Drilling equipment	9,721	234
Total right-of-use assets	$123,598	$67,076
Lease Costs
The following table presents certain information related to the lease costs for our operating leases:

	Year ended September 30,
(in thousands)	2025	2024	2023
Operating lease cost	$30,795	$11,693	$11,004
Short-term lease cost	25,795	1,567	1,437
Total lease cost	$56,590	$13,260	$12,441
Lease Terms and Discount Rates
The table below presents certain information related to the weighted average remaining lease terms and weighted average discount rates for our operating leases:

	September 30, 2025	September 30, 2024
Weighted average remaining lease term	9.9	11.6
Weighted average discount rate	5.2%	5.1%
2025 FORM 10-K | 88

Lease Obligations
Future minimum rental payments required under operating leases having initial or remaining non-cancelable lease terms in excess of one year at September 30, 2025 (in thousands) are as follows:

Fiscal Year	Amount
2026	$31,067
2027	17,672
2028	15,888
2029	14,677
2030	12,777
Thereafter	66,005
Total[1]	$158,086
(1)Our future minimal rental payments exclude optional extensions that have not been exercised but are probable to be exercised in the future. Those probable extensions are included in the operating lease liability balance.
Of the $158.1 million of future minimum rental payments, $66.4 million is attributable to our recently acquired subsidiary, KCA Deutag.
During the fiscal year ended September 30, 2025, we updated the lease for our Tulsa corporate headquarters for common area maintenance and parking expenses, resulting in a $13.8 million increase to right-of-use assets and lease liability on our Consolidated Balance Sheets. The additional right of use asset will be amortized over the remaining 10.3 years of the original lease term. The future minimum lease payments for our corporate headquarters office space represent a material portion of the amounts shown in the table above.
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

NOTE 6 GOODWILL AND INTANGIBLE ASSETS
Due to the Acquisition, we recognized increases to our goodwill and intangible assets balances as of September 30, 2025. The goodwill and intangible assets recognized as a result of the Acquisition are considered final as of September 30, 2025. During the fiscal year ended September 30, 2025, goodwill increased by $15.8 million due to certain measurement period adjustments which primarily consisted of a $17.4 million increase resulting from the finalization of deferred tax liabilities and a $4.0 million decrease resulting from the refinement of the fair value calculation of the inventory and intangible asset balances. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis in the fourth fiscal quarter, or when indications of potential impairment exist. Our reporting units with goodwill are H&P Technologies (within our North America Solutions segment), International Solutions, Offshore Solutions, and BENTEC™ (within Other).
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
2025 FORM 10-K | 89

Based on our interim goodwill impairment test as of June 30, 2025, we concluded that the International Solutions and BENTEC™ (formally Kenera) reporting units' carrying value exceeded their respective estimated fair value. As a result, we recorded a non-cash goodwill impairment charge of $128.4 million and $44.9 million, respectively, which represented a full impairment of the goodwill allocated to these reporting units. The estimated fair values of our H&P Technologies and Offshore Solutions reporting units as of June 30, 2025 exceeded their respective carrying values by approximately 76 percent and 20 percent, respectively. During the three months ended September 30, 2025, primarily as a result of measurement period adjustments discussed above, we recorded an additional $4.4 million and $14.5 million in impairment expense related to the International Solutions and BENTEC™ reporting units, respectively. Our annual review of goodwill during the fourth fiscal quarter of 2025 did not result in any additional impairments.
The following table sets forth our goodwill balance by segment for the periods indicated:

(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Other	Total
Goodwill balance at September 30, 2024	$45,653	$—	$—	$—	$45,653
Acquisition of KCA Deutag	—	131,351	121,906	44,907	298,164
Measurement period adjustments	—	1,369	6,457	7,949	15,775
Currency translation adjustment	—	—	8,838	6,610	15,448
Impairment charges	—	(132,720)	—	(59,466)	(192,186)
Goodwill balance at September 30, 2025	$45,653	$—	$137,201	$—	$182,854
Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with our policies for valuation of long-lived assets. After initial recognition, in-process research and development ("IPR&D") assets are considered indefinite-lived until the abandonment or completion of the associated research and development effort. During the year ended September 30, 2025, we reclassified $1.2 million to Property, plant and equipment, net on our Consolidated Balance Sheets upon the completion of related projects. Acquired IPR&D is not amortized, but is subject to an annual impairment assessment. Our intangible assets consist of the following:

		September 30, 2025				September 30, 2024
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Currency Translation Adjustment	Net	Gross Carrying Amount	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,516	$47,278	$—	$63,238	$89,096	$40,047	$49,049
Customer relationships	9 years	432,200	42,077	14,202	404,325	—	—	—
Intellectual property	13 years	2,000	821	—	1,179	2,000	662	1,338
Trade name	13 years	16,725	3,088	—	13,637	5,865	2,105	3,760
Indefinite-lived intangible asset:				—
In-process research and development	Indefinite	3,161	—		3,161	—	—	—
		$564,602	$93,264	$14,202	$485,540	$96,961	$42,814	$54,147
Amortization expense in the Consolidated Statements of Operations was $50.6 million for fiscal year 2025, $6.4 million for fiscal year 2024 and $6.6 million for fiscal year 2023.
Over the next five years, amortization expense is estimated to be as follows:

(in thousands)
Fiscal year:
2026	$74,198
2027	72,718
2028	72,711
2029	47,894
2030	35,106
2025 FORM 10-K | 90

NOTE 7 DEBT
We have the following long-term debt outstanding with maturities shown in the following table:

	September 30, 2025			September 30, 2024
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(2,326)	$347,674	$350,000	$(2,907)	$347,093
Due December 1, 2029	350,000	(3,398)	346,602	350,000	(3,703)	346,297
Due September 29, 2031	550,000	(3,664)	546,336	550,000	(4,262)	545,738
Due December 1, 2034	550,000	(6,803)	543,197	550,000	(6,946)	543,054
Total unsecured senior notes	$1,800,000	$(16,191)	$1,783,809	$1,800,000	$(17,818)	$1,782,182

Unsecured term loan credit agreement:
Due January 15, 2027	200,000	(980)	199,020	—	—	—

Secured term loan credit agreements:
Due December 31, 2033	39,789	(888)	38,901	—	—	—
Due December 31, 2034	43,091	(878)	42,213	—	—	—
Total secured term loan credit agreements	$82,880	$(1,766)	$81,114	$—	$—	$—

Total debt	$2,082,880	$(18,937)	$2,063,943	$1,800,000	$(17,818)	$1,782,182

Less: current portion of long-term debt	(6,859)	—	(6,859)	—	—	—
Total long-term debt, net	$2,076,021	$(18,937)	$2,057,084	$1,800,000	$(17,818)	$1,782,182
The principal amount and maturities of our long-term debt as of September 30, 2025 are summarized in the table below (in thousands):

Fiscal Year	Amount
2026	$6,859
2027	206,859
2028	356,860
2029	8,577
2030	360,862
Thereafter	1,142,863
Total	$2,082,880
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
2025 FORM 10-K | 91

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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into the Term Loan Credit Agreement, among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”), as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination. During the fiscal year ended September 30, 2025, the Company repaid $200.0 million of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of September 30, 2025, was $200.0 million. In October 2025, we repaid $10.0 million, decreasing the outstanding balance on the Term Loan Credit Agreement to $190.0 million.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of September 30, 2025, the interest rate on the Term loan was 5.610 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan was 5.750 percent for the year ended September 30, 2025.
2025 FORM 10-K | 92

Bridge Loan Facility
In connection with, and concurrently with the entry into, the Purchase Agreement, the Company entered into a debt commitment letter dated July 25, 2024 with MSSF, pursuant to which MSSF committed, subject to satisfaction of standard conditions, to provide the Company with an unsecured 364-day bridge loan facility in an aggregate principal amount of approximately $2.0 billion (the “Bridge Loan Facility”) the proceeds of which, if drawn, would have been used to fund the Acquisition. In connection with the Bridge Loan Facility, the Company incurred approximately $10.6 million in commitment fees during the fiscal year ended September 30, 2024. Due to the execution of the other financing arrangements discussed above, the commitments under the Bridge Loan Facility were reduced to $335.3 million as of September 30, 2024. As a result, we recognized approximately $9.2 million of commitment fees recorded within Interest expense on the Consolidated Statement of Operations during fiscal year 2024. As of September 30, 2024, approximately $1.4 million in commitment fees were deferred and included in Prepaid assets and other, net within the Consolidated Balance Sheet. On October 15, 2024, the remaining commitments under the Bridge Loan Facility were reduced such that there were no remaining commitments available, and the Bridge Loan Facility was automatically terminated in accordance with its terms. Upon termination of the facility, we recognized the remaining $1.4 million of commitment fees within Interest expense on the Consolidated Statement of Operations during the fiscal year ended September 30, 2025.
2024 Oman Facility
In connection with the completion of the Acquisition, KCA Deutag Energy LLC (“KCAD Energy”) became a wholly-owned subsidiary of the Company. On April 25, 2024, KCAD Energy entered into the 2024 Oman Facility, which is fully drawn.
The 2024 Oman Facility provides for term loan borrowings of $45.5 million. During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. On February 9, 2025, we received the final draw down of $1.4 million. During the fiscal year ended September 30, 2025, the Company repaid $2.6 million of the outstanding balance on the facility. Of the $43.1 million borrowings outstanding at September 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
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
The 2023 Oman Facility provides for term loan borrowings of $45.6 million. During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the fiscal year ended September 30, 2025, the Company repaid $2.6 million of the outstanding balance on the facility. Of the $39.8 million borrowings outstanding at September 30, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
There is an annual financial covenant in the 2023 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2023 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
Amended Credit Facility
On August 14, 2024, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with the lenders party thereto (the "Revolving Credit Agreement Lenders"), the issuing lenders party thereto and Wells Fargo ("Wells Fargo") as administrative agent, swingline lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swing line lender and issuing lender.
2025 FORM 10-K | 93

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
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on September 30, 2025, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of September 30, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of September 30, 2025, we had $400.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $400.0 million, $221.9 million was outstanding as of September 30, 2025.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At September 30, 2025, we were in compliance with all debt covenants.

NOTE 8 INCOME TAXES
Income Tax Provision and Rate
The components of the provision for income taxes are as follows:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Current:
Federal	$114,973	$136,110	$150,273
Foreign	35,588	7,756	12,883
State	13,935	16,180	16,523
	164,496	160,046	179,679
Deferred:
Federal	(44,564)	(18,785)	(20,337)
Foreign	(30,174)	(2,102)	(1,254)
State	(3,923)	(2,304)	1,191
	(78,661)	(23,191)	(20,400)
Total provision	$85,835	$136,855	$159,279
2025 FORM 10-K | 94

The amounts of domestic and foreign income (loss) before income taxes are as follows:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Domestic	$339,966	$433,553	$584,891
Foreign	(414,079)	47,467	8,488
	$(74,113)	$481,020	$593,379
The reconciliation of our effective income tax rates to the U.S. Federal income tax rate is as follows:

	Year Ended September 30,
	2025	2024	2023
U.S. Federal income tax rate	21.0%	21.0%	21.0%
Effect of foreign taxes	(54.6)	1.3	2.1
State income taxes, net of federal tax benefit	(9.6)	2.2	2.4
Other impact of foreign operations	(15.8)	1.7	0.2
Non-deductible meals and entertainment	(5.6)	0.9	0.6
Equity compensation	(0.6)	(0.1)	(0.1)
Excess officer's compensation	(4.8)	0.8	0.4
Goodwill impairment	(54.6)	—	—
Other	8.8	0.7	0.2
Effective income tax rate	(115.8)%	28.5%	26.8%
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
The components of our net deferred tax liabilities are as follows:

	September 30,
(in thousands)	2025	2024
Deferred tax liabilities:
Property, plant and equipment	$590,133	$534,161
Marketable securities	—	18,877
Lease assets	26,606	—
Other	22,888	29,044
Total deferred tax liabilities	639,627	582,082
Deferred tax assets:
Pension reserves	11,889	1,477
Marketable securities	8,517	—
Self-insurance reserves	4,909	4,619
Net operating loss and other tax carryforwards	301,813	11,296
Accrued liabilities	42,389	47,838
Lease liability	29,443	—
Other	35,307	33,126
Total deferred tax assets	434,267	98,356
Valuation allowance	(418,640)	(11,755)
Net deferred tax assets	15,627	86,601
Net deferred tax liabilities	$624,000	$495,481
The change in our net deferred tax assets and liabilities is impacted by foreign currency remeasurement.

2025 FORM 10-K | 95

As of September 30, 2025, we had state and foreign tax net operating loss carryforwards of approximately $18.7 million and $429.6 million, respectively, foreign interest expense carryforward of $194.4 million, and federal research and development tax credits of approximately $0.3 million, which will expire in fiscal 2026 through 2044 and some of which can be carried forward indefinitely. Certain of these carryforwards are subject to various rules which impose limitations on their utilization. The valuation allowance is primarily attributable to a foreign interest expense limitation carryforward of $194.4 million, unrecognized foreign deferred net tax assets of $129.6 million, foreign net operating loss carryforwards of $88.9 million and equity compensation of $5.7 million which more likely than not will not be recognized.
Unrecognized Tax Benefits
We recognize accrued interest related to unrecognized tax benefits in interest expense, and penalties in other expense in the Consolidated Statements of Operations. As of September 30, 2025, 2024 and 2023, we had accrued interest and penalties of $3.4 million, $0.6 million and $2.9 million, respectively. A reconciliation of the change in our gross unrecognized tax benefits are as follows:

(in thousands)	2025	2024	2023
Unrecognized tax benefits at October 1,	$156	$247	$960
Gross decreases - current period effect of tax positions	(1)	(14)	(534)
Gross increases - current period effect of tax positions[1]	20,485	—	6
Expiration of statute of limitations for assessments	(121)	(77)	(185)
Unrecognized tax benefits at September 30,	$20,519	$156	$247
(1)Gross increases - current period effect of tax positions for the year ended September 30, 2025 are related to the acquisition of KCA Deutag.
As of September 30, 2025, we have recorded approximately $23.9 million of unrecognized tax benefits, interest, and penalties. We believe approximately $6.9 million of the unrecognized tax benefits, interest, and penalties will be recognized as of December 31, 2025, as the result of payment of an assessed amount. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.
Tax Returns
We file a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. The tax years that remain open to examination by U.S. federal and state jurisdictions include fiscal years 2020 through 2024 with exception of certain state jurisdictions currently under audit. The tax years remaining open to examination by foreign jurisdictions include 2014 through 2024.

NOTE 9 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Consolidated Balance Sheets. We did not make any share repurchases during the fiscal year ended September 30, 2025. During the fiscal years ended September 30, 2024 and 2023, we repurchased 1.4 million and 6.5 million common shares at an aggregate cost of $51.6 million and $249.0 million, including excise tax of $0.3 million and $1.8 million, respectively.
A cash dividend of $0.25 per share was declared on September 9, 2025 for shareholders of record on November 18, 2025, payable on December 2, 2025. As a result, we recorded a Dividend Payable of $25.2 million on our Consolidated Balance Sheets as of September 30, 2025.
2025 FORM 10-K | 96

Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) were as follows:

	September 30,
(in thousands)	2025	2024	2023
Pre-tax amounts:
Unrealized pension actuarial gain (loss) on defined benefit pension plans	$3,336	$(7,632)	$(10,407)
Unrealized gain (loss) on available-for-sale debt security	383	(662)	—
Unrealized gain on foreign currency translation adjustment	45,682	—	—
	$49,401	$(8,294)	$(10,407)
After-tax amounts:
Unrealized pension actuarial gain (loss) on defined benefit pension plans	$4,470	$(5,838)	$(7,981)
Unrealized gain (loss) on available-for-sale debt security	296	(512)	—
Unrealized gain on foreign currency translation adjustment	40,198	—	—
	$44,964	$(6,350)	$(7,981)
Investments classified as available-for-sale debt securities are reported at fair value with unrealized gains and losses excluded from net income and reported in other comprehensive income (loss).
The following is a summary of the changes in accumulated other comprehensive loss, net of tax, for the fiscal year ended September 30, 2025:

(in thousands)	Unrealized Loss on Available-for-Sale Securities	Defined Benefit Pension Plan	Foreign Currency Translation Adjustment	Total
Balance at September 30, 2024	$(512)	$(5,838)	$—	$(6,350)
Activity during the period
Other comprehensive income before reclassifications	684	—	40,198	40,882
Amounts reclassified from accumulated other comprehensive income	124	10,308	—	10,432
Net current-period other comprehensive income	808	10,308	40,198	51,314
Balance at September 30, 2025	$296	$4,470	$40,198	$44,964

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
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $1.2 billion during the fiscal years ended September 30, 2025, 2024 and 2023, respectively, of which, $65.5 million, $56.6 million and $47.3 million was related to performance bonuses recognized due to the achievement of performance targets during the fiscal years ended September 30, 2025, 2024 and 2023, respectively.
2025 FORM 10-K | 97

Contracts generally contain renewal or extension provisions exercisable at the option of the customer at prices mutually agreeable to us and the customer. For contracts that are terminated by customers prior to the expirations of their fixed terms, contractual provisions customarily require early termination amounts to be paid to us. Revenues from early terminated contracts are recognized when all contractual requirements have been met. During the fiscal years ended September 30, 2025, 2024 and 2023, early termination revenue associated with term contracts was $2.3 million, $13.4 million and $2.3 million, respectively.
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
Contract Costs
Mobilization costs include certain direct costs incurred for mobilization of contracted rigs. These costs relate directly to a contract, enhance resources that will be used in satisfying the future performance obligations, and are expected to be recovered. These costs are capitalized when incurred and recorded as current or noncurrent contract fulfillment cost assets (depending on the length of the initial contract term), and are amortized on a systematic basis consistent with the pattern of the transfer of the goods or services to which the asset relates, which typically includes the initial term of the related drilling contract or a period longer than the initial contract term if management anticipates a customer will renew or extend a contract, which we expect to benefit from the cost of mobilizing the rig. Abnormal mobilization costs are fulfillment costs that are incurred from excessive resources, wasted or spoiled materials, and unproductive labor costs that are not otherwise anticipated in the contract price and are expensed as incurred. As of September 30, 2025 and 2024, we capitalized fulfillment costs of $34.8 million and $19.2 million respectively, which is included within Prepaid expenses and Other noncurrent assets on our Consolidated Balance Sheets.
If capital modification costs are incurred for rig modifications or if upgrades are required for a contract, these costs are considered to be capital improvements. These costs are capitalized as property, plant and equipment and depreciated over the estimated useful life of the improvement.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations related to firm contracts, commonly referred to as backlog, as of September 30, 2025 was approximately $4.8 billion, of which $1.5 billion is expected to be recognized during fiscal year 2026, $0.7 billion in fiscal year 2027, and $2.6 billion in fiscal year 2028 and thereafter. The firm backlog figure includes $3.6 billion attributed to our recently acquired subsidiary, KCA Deutag. The firm backlog amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer. Although we have not been materially adversely affected by contract cancellations or modifications in the past due to the level of capital deployed by our customers on underlying projects, the early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, could adversely affect our financial condition, results of operations and cash flows. The agreements within our recently acquired subsidiary, KCA Deutag, contain provisions for optional early termination or suspension without any associated early termination fee and could cause the actual amount of revenue earned to significantly vary from the backlog reported.
2025 FORM 10-K | 98

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
The following table summarizes the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	September 30, 2025	September 30, 2024
Contract assets, net	$10,971	$4,563

(in thousands)
Contract liabilities balance at September 30, 2023	$28,882
Payment received/accrued and deferred	61,773
Revenue recognized during the period	(61,603)
Contract liabilities balance at September 30, 2024	29,052
Acquisition of KCA Deutag[1]	22,982
Payment received/accrued and deferred	104,463
Revenue recognized during the period	(75,284)
Contract liabilities balance at September 30, 2025	$81,213
(1)Contract liabilities acquired in the KCA Deutag Acquisition were measured at fair value at the Acquisition Date. Refer to Note 3—Business Combination for additional information regarding the Acquisition.

NOTE 11 STOCK-BASED COMPENSATION
The Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) approved by our stockholders is a stock and cash-based incentive plan that, among other things, authorizes the Board or Human Resources Committee of the Board to grant executive officers, employees and non-employee directors stock options, stock appreciation rights, restricted shares and restricted share units (including performance share units), share bonuses, other share-based awards and cash awards. Restricted stock may be granted for no consideration other than prior and future services. The purchase price per share for stock options may not be less than market price of the underlying stock on the date of grant. Stock options expire ten years after the grant date. The 2024 Plan governs all of our stock-based awards granted on or after February 27, 2024. Awards outstanding under the Helmerich & Payne, Inc. 2010 Long-Term Incentive Plan, the Helmerich & Payne, Inc. 2016 Omnibus Incentive Plan and the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (the "2020 Plan") remain subject to the terms and conditions of those plans. Beginning with fiscal year 2019, we replaced stock options with performance share units as a component of our executives' long-term equity incentive compensation. As a result, no stock options were granted after the 2018 fiscal year. We have also eliminated stock options as an element of our non-employee director compensation program. At September 30, 2025, we had $1.5 million outstanding exercisable stock options with a weighted-average exercise price of $62.40.
During the fiscal year ended September 30, 2025, 881,809 shares of restricted stock awards and 254,655 performance share units were granted under the 2024 Plan.
2025 FORM 10-K | 99

A summary of compensation cost for stock-based payment arrangements recognized in Drilling services operating expense, Research and development expense, Selling, general and administrative expense, and Restructuring charges on our Consolidated Statements of Operations is as follows:

	September 30,
(in thousands)	2025	2024	2023
Stock-based compensation expense
Drilling services operating	$6,555	$5,904	$5,919
Research and development	1,816	2,033	1,905
Selling, general and administrative	22,497	23,261	24,632
Restructuring charges	726	—	—
	$31,594	$31,198	$32,456
.
During the fiscal years ended September 30, 2025 and 2024, we recognized income tax benefits related to stock-based compensation expense of $7.1 million in both years, and $7.4 million during the fiscal year ended September 30, 2023.
Restricted Stock
Restricted stock awards consist of our common stock. Awards granted after September 30, 2020 are time vested over three years. Non-forfeitable dividends are paid on non-vested shares of restricted stock. We recognize compensation expense on a straight-line basis over the vesting period. The fair value of restricted stock awards is determined based on the closing price of our shares on the grant date. As of September 30, 2025, there was $29.7 million of total unrecognized compensation cost related to unvested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 1.9 years.
A summary of the status of our restricted stock awards as of September 30, 2025, and of changes in restricted stock outstanding during the fiscal years ended September 30, 2025, 2024 and 2023, is as follows:

	2025		2024		2023
(shares in thousands)	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share	Shares[1]	Weighted-Average Grant Date Fair Value per Share
Non-vested restricted stock outstanding as of the beginning of period	1,361	$36.14	1,362	$35.11	1,493	$30.85
Granted	882	32.96	795	35.44	592	44.48
Vested[2]	(739)	34.82	(777)	33.60	(708)	33.95
Forfeited	(107)	36.00	(19)	36.54	(15)	36.25
Non-vested restricted stock outstanding at September 30,	1,397	$34.84	1,361	$36.14	1,362	$35.11
(1)Restricted stock shares include restricted phantom stock units under our Director Deferred Compensation Plan. These phantom stock units confer the economic benefits of owning company stock without the actual ownership, transfer or issuance of any shares. Phantom stock units are subject to a vesting period of one year from the grant date. During the fiscal years ended September 30, 2025, 2024, and 2023, 21,531, 18,700, and 12,591 restricted phantom stock units were granted, respectively, and 18,700, 12,591 and 14,199 restricted phantom stock units vested, respectively.
(2)The number of restricted stock awards vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Performance Units
We have made awards to certain employees that are subject to market-based performance conditions ("performance units"). Subject to the terms and conditions set forth in the applicable performance share unit award agreements and the 2024 Plan, grants of performance units are subject to a vesting period of three years (the “Vesting Period”) that is dependent on the achievement of certain performance goals. Such performance unit grants consist of two separate components. Performance units that comprise the first component are subject to a three-year performance cycle. Performance units that comprise the second component are further divided into three separate tranches, each of which is subject to a separate one-year performance cycle within the full three-year performance cycle. The vesting of the performance units is generally dependent on (i) the achievement of the Company’s total shareholder return (“TSR”) performance goals relative to the TSR achievement of a peer group of companies (the “Peer Group”) over the applicable performance cycle, and (ii) the continued employment of the recipient of the performance unit award throughout the Vesting Period and (iii) for performance units granted beginning in December 2022, the application of the ROIC Modifier (as defined herein). The Vesting Period for performance units granted in November 2020 ended on December 31, 2023 and the performance units eligible to vest were settled in shares of common stock in January 2024.
2025 FORM 10-K | 100

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
The grant date fair value of performance units was determined through use of the Monte Carlo simulation method. The Monte Carlo simulation method requires the use of highly subjective assumptions. Our key assumptions in the method include the price and the expected volatility of our stock and our self-determined Peer Group companies' stock, risk free rate of return and cross-correlations between the Company and our Peer Group companies. The valuation model assumes dividends are immediately reinvested. As of September 30, 2025, there was $10.6 million of unrecognized compensation cost related to unvested performance units. That cost is expected to be recognized over a weighted-average period of 1.9 years.
A summary of the status of our performance units and changes in non-vested performance units outstanding is presented below:

	2025		2024		2023
(in thousands, except per share amounts)	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share	Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested performance units outstanding as of the beginning of period	603	$38.90	796	$34.51	726	$33.67
Granted	255	39.15	223	39.86	144	54.30
Vested [1]	(290)	30.12	(303)	29.77	(286)	43.40
Dividend equivalent rights credited and performance factor adjustment[2]	67	31.89	(106)	34.09	212	35.94
Forfeited	(58)	43.26	(7)	38.67	—	—
Non-vested performance units outstanding September 30,[3]	577	$41.51	603	$38.90	$796	$34.51
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
(3)Of the total non-vested performance units at the end of the period, specified performance criteria has been achieved with respect to 57,043 performance units which is calculated based on the payout percentage for the completed performance period. The vesting and number of the remainder of non-vested performance units reflected at the end of the period is contingent upon our achievement of specified target performance criteria. If we meet the specified maximum performance criteria, approximately 35,831 additional performance units could vest or become eligible to vest.
The weighted-average fair value calculations for performance units granted within the fiscal period are based on the following weighted-average assumptions set forth in the table below.

	2025	2024	2023
Risk-free interest rate[1]	4.1%	4.3%	4.1%
Expected stock volatility[2]	47.8%	52.5%	71.6%
Expected term (in years)	3	3	3
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
2025 FORM 10-K | 101

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
The following table sets forth the computation of basic and diluted earnings per share:

	September 30,
(in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$(163,695)	$344,165	$434,100

Adjustment for basic (loss) earnings per share:
Earnings allocated to unvested shareholders	(1,399)	(4,726)	(5,863)
Numerator for basic earnings (loss) per share	(165,094)	339,439	428,237

Adjustment for diluted earnings (loss) per share:
Effect of reallocating undistributed earnings of unvested shareholders	—	5	12
Numerator for diluted earnings (loss) per share	$(165,094)	$339,444	$428,249

Denominator:
Denominator for basic earnings (loss) per share - weighted-average shares	99,272	98,857	102,447
Effect of dilutive shares from restricted stock and performance share units	—	210	405
Denominator for diluted earnings (loss) per share - adjusted weighted-average shares	99,272	99,067	102,852

Basic earnings (loss) per common share	$(1.66)	$3.43	$4.18

Diluted earnings (loss) per common share	$(1.66)	$3.43	$4.16
We had a net loss for the fiscal year ended September 30, 2025. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

(in thousands, except per share amounts)	2025	2024	2023
Potentially dilutive shares excluded as anti-dilutive	2,877	2,355	2,451
Weighted-average price per share	$52.61	$60.28	$62.08

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
2025 FORM 10-K | 102

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Refer to Note 14—Employee Benefit Plans for details on the fair value hierarchy of our pension plan assets.
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below.

	September 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$21,302	$—	$21,302	$—
Total	21,302	—	21,302	—

Long-term investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	17,662	17,662	—	—
Investment in Tamboran	25,976	25,976	—	—
Other equity securities	1,449	1,449	—	—
Debt securities:
Investment in Galileo, net	—	—	—	—
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	250	—	—	250
Total	$47,337	$45,087	$—	$2,250
As of September 30, 2025, our short-term security investments in held to maturity bonds totaled $0.2 million. These investments are measured at cost, less any impairments.
As of September 30, 2025, our equity security investments in geothermal energy and other equity security investments were $14.1 million and $6.7 million, respectively. These investments are measured at cost, less any impairments.

	September 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$33,813	$—	$33,813	$—
U.S. government and federal agency securities	53,490	53,490	—	—
Investment in ADNOC Drilling	205,616	205,616	—	—
Total	292,919	259,106	33,813	—

Long-term investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	15,633	15,633	—	—
Investment in Tamboran	20,958	20,958	—	—
Debt securities:
Investment in Galileo	27,044	—	—	27,044
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	4,588	4,338	—	250
Total	$70,223	$40,929	$—	$29,294
2025 FORM 10-K | 103

As of September 30, 2024, our equity security investments in geothermal energy were $25.8 million, of which $0.1 million was measured at fair value as of September 30, 2024. The remaining $25.7 million is measured at cost, less any impairments. Our other equity security investments totaled $4.3 million and our debt security investments in held to maturity bonds totaled $0.3 million. These investments are measured at cost, less any impairment.
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
During the fiscal year ended September 30, 2025, we sold our equity securities of 159.7 million shares in ADNOC Drilling and received net proceeds of approximately $193.3 million. During the fiscal year ended September 30, 2025, we recognized a loss of $12.4 million on our Consolidated Statements of Operations, related to this investment, of which $8.4 million is associated with the change in fair value of the investment and $4.0 million relates to transaction fee associated with the sale of the securities. During the fiscal year ended September 30, 2024 and 2023, we recognized a gain of $30.9 million and $27.4 million, respectively, as a result of the change in fair value of the investment. This investment was classified as a Level 1 investment based on the quoted stock price on the Abu Dhabi Securities Exchange, and was measured at fair value with any gains recorded within Gain (loss) on investment securities on our Consolidated Statement of Operations.
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
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the NYSE or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN". As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Our shares received in this initial public offering were subject to a 180-day lockup period, which expired during the first fiscal quarter of 2025.

As of September 30, 2025, our combined equity ownership was approximately 6.1 percent representing 1.0 million common shares in Tamboran Corp. During the fiscal year ended September 30, 2025, our representation on the investee’s board of directors ceased. As a result, we determined that we no longer have the ability to exert significant influence over the investee. We consider this investment to have a readily determinable fair value and have elected to continue to account for this investment using the fair value option with any changes in fair value recognized through net income. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. Our investment is classified as a long-term equity investment within Investments on our Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income and recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations. During the years ended September 30, 2025, 2024, and 2023 we recognized gains (loss) of $5.0 million, $1.6 million and $(4.2) million, respectively, recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations, as a result of the change in fair value of the investment.
2025 FORM 10-K | 104

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
During the fiscal year ended September 30, 2025, our convertible note agreement was amended to extend the maturity date to the earlier of December 2027 or an exit event. The convertible note will continue to bear interest through the extended maturity date. Additionally, during the fiscal year ended September 30, 2025, we recorded a $29.6 million loss on our investment in Galileo, due to an allowance for credit loss on the convertible note, driven by heightened liquidity constraints and changes in governance, which led management to conclude that the fair value of the investment was not recoverable. As a result, the investment was fully reserved as of September 30, 2025. The loss was recognized through net income and recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations.
During the year ended September 30, 2024, we recorded an allowance for credit loss of $10.2 million, as a result of the change in fair value of the investment due to credit related factors. The loss was recognized through net income and recorded within Gain on investment securities on our Consolidated Statements of Operations.
The following table provides quantitative information (in thousands) about our Level 3 unobservable significant inputs related to our debt security investment with Galileo at September 30, 2024:

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
A majority of our long-term debt securities, including our investment in Galileo, are classified as available-for-sale and are measured using Level 3 unobservable inputs based on the absence of market activity. The following table reconciles changes in the fair value of our Level 3 assets for the periods presented below:

	Year Ended September 30,
(in thousands)	2025	2024
Assets at beginning of period	$29,294	$37,440
Purchases	—	250
Accrued interest	1,860	1,771
Total gains or (losses):
Included in earnings	(29,287)	(10,167)
Included in other comprehensive income (loss)	383	—
Assets at end of period	$2,250	$29,294
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
2025 FORM 10-K | 105

The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been marked to fair value on a nonrecurring basis, for the periods presented below:

	Year Ended September 30,
(in thousands)	2025	2024
Assets at beginning of period	$30,090	$28,232
Purchases	2,769	3,870
Disposals[1]	(27,117)	(616)
Transfer in	320	—
Total gains or (losses):
Included in earnings[2]	14,799	(1,396)
Assets at end of period	$20,861	$30,090
(1)During the fiscal year ended September 30, 2025, we liquidated one of our geothermal equity investments for $27.1 million.
(2)The gains recorded during the fiscal year ended September 30, 2025 were attributable to the change in fair value of various geothermal equity investments as a result of disposals or observable price changes in identical or similar investments during the periods.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at September 30, 2025 and 2024.
The fair values of the long-term fixed-rate debt are based on broker quotes at September 30, 2025 and 2024. The unsecured senior notes are unsecured term loan agreement are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets.
The following information presents the supplemental fair value information for our long-term fixed-rate debt at September 30, 2025 and 2024:

	Carrying Value at September 30, 2025	Fair Value at September 30, 2025 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,675	$—	$352,261	$—
2029 Notes	346,602	—	348,688	—
2031 Notes	546,336	—	486,343	—
2034 Notes	543,197	—	538,417	—

Unsecured term loan credit agreement:
2027 Term Loan	199,020	—	201,292	—

Secured term loan credit agreements:
2023 Oman Facility[1]	35,465	—	—	35,465
2024 Oman Facility[1]	38,789	—	—	38,789

Total long-term debt, net of current portion	$2,057,084	$—	$1,927,001	$74,254
(1)The secured term credit agreements are classified as nonpublic debt, meaning their value was directly negotiated between the involved parties and is not observable in the market. As a result, they are categorized as Level 3. Since this debt is nonpublic, the carrying value and the fair value of the loans are identical.
2025 FORM 10-K | 106

	Carrying Value at September 30, 2024	Fair Value at September 30, 2024 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,093	$—	$350,700	$—
2029 Notes	346,297	—	345,100	—
2031 Notes	545,738	—	471,350	—
2034 Notes	543,054	—	535,700	—
Total long-term debt	$1,782,182	$—	$1,702,850	$—

NOTE 14 EMPLOYEE BENEFIT PLANS
U.S. Pension Plan
We maintain a domestic noncontributory defined benefit pension plan covering certain U.S. employees who meet certain age and service requirements. In July 2003, we revised the Helmerich & Payne, Inc. Employee Retirement Plan (“U.S. Plan”) to close the plan to new participants effective October 1, 2003, and to reduce benefit accruals for existing participants through September 30, 2006. On that date, all benefit accruals were discontinued and the plan was frozen.
The following table provides a reconciliation of the changes in the pension benefit obligations and fair value of the U.S. Plan assets over the two-year period ended September 30, 2025 and a statement of the funded status as of September 30, 2025 and 2024:

	September 30,
(in thousands)	2025	2024
Accumulated benefit obligation	$50,127	$57,154
Changes in projected benefit obligations:
Projected benefit obligation at beginning of year	$57,154	$54,646
Interest cost	2,584	3,009
Actuarial loss (gain)	(3,404)	2,885
Benefits paid	(6,207)	(3,386)
Projected benefit obligation at end of year	$50,127	$57,154
Change in plan assets:
Fair value of plan assets at beginning of year	$53,521	$43,780
Actual return on plan assets	1,236	7,127
Employer contribution	—	6,000
Benefits paid	(6,207)	(3,386)
Fair value of plan assets at end of year	$48,550	$53,521
Funded status of the plan at end of year	$(1,577)	$(3,633)
Fluctuations in actuarial gains and losses during the period are primarily due to changes in the discount rate and investment returns. The mortality table issued by the Society of Actuaries in October 2021 was used for the September 30, 2025 pension calculation. The U.S. Plan's net pension liability at September 30, 2025 and 2024 was $1.6 million and $3.6 million, respectively. These liabilities are recorded within Retirement benefit obligation in our Consolidated Balance Sheets.
The U.S. Plan's net actuarial loss recognized in Accumulated other comprehensive income (loss) at September 30, 2025 and 2024, and not yet reflected in net periodic benefit cost, was $4.7 million and $7.6 million, respectively. Unrecognized actuarial gains/losses outside of a corridor of the greater of: 1) 10 percent of the Projected Benefit Obligation, or 2) the fair value of assets, are amortized into expense for the year on a straight-line basis over the average remaining service years of participants. Amortization is not carried from year-to-year as the calculation resets each year.
2025 FORM 10-K | 107

The following weighted average assumptions were used in the U.S. Plan's calculation:

	September 30,
	2025	2024	2023
Discount rate for net periodic benefit costs	4.84%	5.77%	5.44%
Discount rate for year-end obligations	5.21%	4.84%	5.77%
Expected return on plan assets	4.40%	4.40%	4.50%
We did not make any voluntary contributions to the U.S. Plan in fiscal year 2025; however, we made voluntary contributions of $6.0 million and $5.0 million in fiscal years 2024 and 2023, respectively. In fiscal year 2026, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2026 if needed to fund unexpected distributions in lieu of liquidating pension assets.
Components of the net periodic pension expense were as follows:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Interest cost	$2,584	$3,009	$3,086
Expected return on plan assets[1]	(2,220)	(2,080)	(1,762)
Recognized net actuarial loss	190	612	1,139
Settlement expense	442	—	—
Net pension expense	$996	$1,541	$2,463
(1)The Company uses the fair value of plan assets in determining the expected return on plan assets.

The following table reflects the expected benefits to be paid from the U.S. Plan in each of the next five fiscal years, and in the aggregate for the five years thereafter (in thousands):

Year Ended September 30,
2026	2027	2028	2029	2030	2031-2035	Total
$4,778	$4,788	$4,449	$3,789	$4,341	$19,501	$41,646
Our investment policy and strategies are established with a long-term view in mind. The investment strategy is intended to help pay the cost of the U.S Plan while providing adequate security to meet the benefits promised under the U.S. Plan. We maintain a diversified asset mix to minimize the risk of a material loss to the portfolio value that might occur from devaluation of any single investment. In determining the appropriate asset mix, our financial strength and ability to fund potential shortfalls are considered. Pension Plan assets are invested in portfolios of diversified public-market equity securities and fixed income securities. The U.S. Plan does not directly hold securities of the Company.
The expected long-term rate of return on U.S. Plan assets is based on historical and projected rates of return for current and planned asset classes in the U.S. Plan’s investment portfolio after analyzing historical experience and future expectations of the return and volatility of various asset classes.
During the 2021 fiscal year, for our U.S. Plan, we implemented a glide-path strategy with a goal to reduce risk as certain funded levels are achieved and began aligning our fixed income exposure with our pension liabilities. The target allocation for fiscal year 2026 and the asset allocation at the end of fiscal years 2025 and 2024, by asset category, are as follows:

	Target Allocation	September 30,
Asset Category	2026	2025	2024
U.S. equities	4%	5%	10%
International equities	5	5	5
Fixed income	91	90	85
Total	100%	100%	100%
2025 FORM 10-K | 108

The fair value of U.S. Pension Plan's assets at September 30, 2025 and 2024, summarized by level within the fair value hierarchy described in Note 13—Fair Value Measurement of Financial Instruments, are as follows:

	September 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$201	$201	$—	$—
Mutual funds:
Domestic stock funds	2,218	2,218	—	—
Bond funds	43,489	43,489	—	—
International stock funds	2,615	2,615	—	—
Total mutual funds	48,322	48,322	—	—
Oil and gas properties	27	—	—	27
Total	$48,550	$48,523	$—	$27

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Short-term investments	$3,369	$3,369	$—	$—
Mutual funds:
Domestic stock funds	5,223	5,223	—	—
Bond funds	41,950	41,950	—	—
International stock funds	2,887	2,887	—	—
Total mutual funds	50,060	50,060	—	—
Oil and gas properties	92	—	—	92
Total	$53,521	$53,429	$—	$92
As of September 30, 2025 and 2024, the assets utilizing Level 3 inputs consist of oil and gas properties. The fair value of oil and gas properties is determined by Wells Fargo Bank, N.A., based upon actual revenue received for the previous twelve-month period and experience with similar assets.
Non-U.S. Pension Plans
As a result of the Acquisition, we now maintain four pension plans in Germany (the "German Plans") and two pension plans in the UK (the "UK Plans") (collectively, the "Non-U.S. Plans"). The German Plans are unfunded, consistent with local business practices, whereas the UK Plans are funded through trustee-administered trusts. The Non-U.S. Plans are closed to new entrants, but existing members continue to accrue based on years of service and final salary. These plans had a net pension liability of $99.3 million ($132.5 million in obligations and $33.2 million in plan assets) recorded in Retirement benefit obligations within Noncurrent liabilities, on the opening balance sheet presented in Note 3—Business Combination as of the Acquisition Date. The Non-U.S. Plans had a net pension liability of $99.5 million ($134.6 million in obligations and $35.1 million in plan assets) presented in Retirement benefit obligations within Noncurrent liabilities on the Consolidated Balance Sheet as of September 30, 2025. Changes in the funded status are recognized in our Consolidated Statements of Comprehensive Income (Loss) in the period in which they occur.
The Company recognizes the unfunded status of its German Plans, based on the projected benefit obligation, as retirement benefit obligations.
2025 FORM 10-K | 109

The following table provides a reconciliation of the changes in the pension benefit obligations and fair value of the Non-U.S. Plans' assets over the year ended September 30, 2025 and a statement of the funded status as of September 30, 2025:

(in thousands)	September 30, 2025[1]
Accumulated benefit obligation	$134,585
Changes in projected benefit obligations:
Projected benefit obligation at beginning of year	$—
Acquisition of KCA Deutag	132,477
Service cost	3,339
Interest cost	5,549
Actuarial gain	(1,714)
Benefits paid	(5,066)
Projected benefit obligation at end of year	$134,585
Change in plan assets:
Fair value of plan assets at beginning of year	$—
Acquisition of KCA Deutag	33,176
Actual return on plan assets	1,260
Employer contribution	1,342
Benefits paid	(583)
Administration costs	(67)
Fair value of plan assets at end of year	$35,128
Funded status of the plan at end of year	$(99,457)
(1)The Company did not have Non-U.S. Plans prior to the Acquisition which occurred on January 16, 2025.
Fluctuations in actuarial gains and losses during the period are primarily due to changes in the discount rate and investment returns. Mortality assumptions for the UK Plans are based on tables issued under the Continuous Mortality Investigation (CMI) 2024 model, developed by the Institute and Faculty of Actuaries. For the German Plans, mortality assumptions are based on the Heubeck 2018 G tables. These liabilities are recorded within Retirement benefit obligation in our Consolidated Balance Sheets.
The Non-U.S. Plans' net actuarial gain recognized in Accumulated other comprehensive income (loss) at September 30, 2025, and not yet reflected in net periodic benefit cost, was $8.1 million.
The following weighted average assumptions were used in the Non-U.S. Plan's calculations:

September 30, 2025[1]
UK Plans:
Contribution increase rate	3.0%
Discount rate	5.8%
Inflation rate	3.0%

Germany Plans:
Participant salaries increase rate	4.0%
Contribution increase rate	2.5%
Discount rate	4.0%
Inflation rate	3.0%
(1)The Company did not have Non-U.S. Plans prior to the Acquisition which occurred on January 16, 2025.
We made voluntary contributions of $5.7 million to the Non-U.S. Plans in fiscal year 2025. In fiscal year 2026, we do not expect minimum contributions required by law to be needed. However, we may make contributions in fiscal year 2026 if needed to fund unexpected distributions in lieu of liquidating pension assets.
2025 FORM 10-K | 110

Components of the net periodic pension expense were as follows:

(in thousands)	Year ended September 30, 2025[1]
Service cost	$3,339
Interest cost	5,549
Expected return on plan assets[2]	(1,714)
Net pension expense	$7,174
(1)The Company did not have Non-U.S. Plans prior to the Acquisition which occurred on January 16, 2025.
(2)The Company uses the fair value of plan assets in determining the expected return on plan assets.
The following table reflects the expected benefits to be paid from the Non-U.S. Plans in each of the next five fiscal years, and in the aggregate for the five years thereafter (in thousands):

Year Ended September 30,
2026	2027	2028	2029	2030	2031-2035	Total
$7,231	$6,481	$6,359	$6,379	$6,560	$31,406	$64,416
The German Plans are unfunded, therefore the plans' activities consist primarily of monthly payments to participants. Assets within the UK Plans are invested primarily in fixed income securities and liability-driven investment strategies to mitigate interest rate risk. In determining the appropriate asset mix, our financial strength and ability to fund potential shortfalls are considered. The UK Plans do not directly hold securities of the Company. The expected long-term rate of return on assets is based on historical and projected rates of return for current and planned asset classes in the UK Plans' investment portfolio after analyzing historical experience and future expectations of the return and volatility of various asset classes. The target allocation for fiscal year 2026 is expected to align with the current fiscal year allocation shown below.
The asset allocation at the end of fiscal year 2025, by asset category, was as follows:

Asset Category	September 30, 2025[1]
Equities:
International equities	10%
Diversified Growth Fund[2]	13
Fixed income:
Gilts (UK government bonds)	4
Corporate bonds	2
Strategic Income Fund[3]	13
Risk management:
Liability-Driven Investments (LDI)	27
Alternative investments:
Absolute Return Credit Fund[4]	25
Cash	6
(1)The Company did not have Non-U.S. Plans prior to the Acquisition which occurred on January 16, 2025.
(2)Investments are equity-oriented with multi-asset exposure.
(3)An actively managed investment fund designed to invest mainly in debt securities.
(4)Invests primarily in credit instruments (corporate bonds, loans, structured credit) and uses active management techniques.
2025 FORM 10-K | 111

The fair value of the U.K. Plan assets at September 30, 2025, summarized by level within the fair value hierarchy described in Note 13—Fair Value Measurement of Financial Instruments, are as follows:

	September 30, 2025[1]
(in thousands)	Total	Level 1	Level 2	Level 3
Equities:
International equities	$3,674	$3,674	$—	$—
Diversified Growth Fund	4,636	—	4,636	—
Fixed income:
Gilts (UK government bonds)	1,359	1,359	—	—
Corporate bonds	817	—	817	—
Strategic Income Fund	4,729	—	4,729	—
Risk management:
Liability-Driven Investments (LDI)	9,365	—	9,365	—
Alternative investments:
Absolute Return Credit Fund	8,734	—	8,734	—
Cash	1,838	1,838	—	—
	$35,152	$6,871	$28,281	$—
(1)The Company did not have Non-U.S. Plans prior to the Acquisition which occurred on January 16, 2025.
Consolidated Balance Sheets Presentation - Retirement Benefit Obligations
Prior to September 30, 2025, Retirement benefit obligations were presented in Other within Noncurrent liabilities on our Consolidated Balance Sheets. To conform with the current period presentation, we reclassified amounts previously presented in Other within Noncurrent liabilities to the Retirement benefit obligations line, within Noncurrent liabilities, on our Consolidated Balance Sheets as of September 30, 2024.
Defined Contribution Plan
Substantially all employees on the U.S. payroll may elect to participate in our 401(k)/Thrift Plan by contributing a portion of their earnings. We contribute an amount equal to 100 percent of the first five percent of the participant’s compensation subject to certain limitations. The annual expense incurred for this defined contribution plan was $23.6 million, $26.9 million and $25.8 million in fiscal years 2025, 2024 and 2023, respectively. The Company continues to participate in defined contribution plans acquired in the Acquisition. The annual expense incurred for these defined contribution plans was $10.0 million in fiscal year 2025.

NOTE 15 SUPPLEMENTAL BALANCE SHEET INFORMATION
The following reflects the activity in our allowance for expected credit losses on trade receivables for fiscal years 2025, 2024 and 2023:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Allowance for credit losses:
Balance at October 1,	$2,977	$2,688	$2,975
Acquisition of KCA Deutag[1]	13,094	—	—
Provision for credit loss	765	289	534
(Write-off) recovery of credit loss	2,811	—	(821)
Balance at September 30,	$19,647	$2,977	$2,688

(1)Allowance for credit losses acquired in the KCA Deutag Acquisition were measured at fair value at the Acquisition Date. Refer to Note 3—Business Combination for additional information regarding the Acquisition.
2025 FORM 10-K | 112

Accounts receivable, prepaid expenses and other current assets, net, accrued liabilities and noncurrent liabilities —other at September 30, 2025 and 2024 consist of the following:

	Year Ended September 30,
(in thousands)	2025	2024
Accounts receivable, net of allowance:
Trade receivables	$752,808	$418,586
Income tax receivable	29,836	18
Total accounts receivable, net of allowance	$782,644	$418,604
Prepaid expenses and other current assets, net:
Deferred mobilization	$20,291	$8,329
Prepaid insurance	14,855	10,277
Prepaid value added tax	19,263	5,644
Prepaid maintenance and rent	16,888	12,802
Accrued demobilization, net	4,969	4,563
Prepaid equipment	1,516	23,249
Insurance recoverable	4,486	6,706
Other	15,250	4,849
Total prepaid expenses and other current assets, net	$97,518	$76,419
Accrued liabilities:
Accrued operating costs	$116,743	$60,179
Payroll, benefits, and restructuring costs	174,974	86,855
Taxes payable, other than income tax	74,007	36,339
Self-insurance liabilities	39,067	41,040
Deferred income	38,083	10,432
Deferred mobilization revenue	21,740	8,626
Accrued income taxes	11,871	7,020
Interest payable	21,898	2,690
Operating lease liability	35,960	16,997
Litigation and claims	6,417	5,881
Other	24,095	10,782
Total accrued liabilities	$564,855	$286,841
Noncurrent liabilities — Other:
Other non-qualified retirement plans	$22,747	$21,753
Self-insurance liabilities	81,726	41,040
Deferred revenue	30,121	10,123
Uncertain tax positions including interest and penalties	23,948	790
Operating lease liability	110,120	59,733
Other	1,954	171
Total noncurrent liabilities — other	$270,616	$133,610

NOTE 16 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts and supplies are ordered in advance to promote efficient construction and capital improvement progress. At September 30, 2025, we had purchase commitments for equipment, parts and supplies of approximately $124.8 million. Of the $124.8 million total purchase commitments for equipment, parts and supplies, $56.0 million is attributable to our recently acquired subsidiary, KCA Deutag.
Lease Obligations
Refer to Note 5—Leases for additional information on our lease obligations.
2025 FORM 10-K | 113

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
In September 2019, H&P and a subsidiary brought a lawsuit against a general liability insurance carrier and an insurance broker alleging bad faith and breach of contract related to an improperly imposed endorsement included in our 2017-2018 and 2018-2019 umbrella liability policies. During the fiscal year ended September 30, 2025, the parties agreed to settle the matter for $27.5 million and, as a result, we recorded a gain within Other income (expense) on our Consolidated Statements of Operations.
The Company and its subsidiaries are parties to various other pending legal actions arising in the ordinary course of our business. We maintain insurance against certain business risks subject to certain SIRs and deductibles. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact on our financial condition, cash flows, or results of operations. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

NOTE 17 BUSINESS SEGMENTS AND GEOGRAPHIC INFORMATION
Description of the Business
During the second quarter of fiscal year 2025, the naming convention for one of our reportable segments changed from Offshore Gulf of Mexico to Offshore Solutions. Beginning on the Closing Date, Offshore Solutions now includes the results from the acquired KCA Deutag offshore management contract operations. Similarly, our International Solutions segment now includes the results from the acquired KCA Deutag land operations. Operating results related to KCA Deutag's BENTEC™ business unit are included in "Other" along with results from our real estate operations and our wholly-owned captive insurance companies. Our North America Solutions operating segment remains unchanged. For additional information regarding the completion of the Acquisition, refer to Note 3—Business Combination.
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
2025 FORM 10-K | 114

Segment Performance
Our chief operating decision maker ("CODM") is John Lindsay, Director and Chief Executive Officer. Our CODM evaluates segment performance and allocates resources based on segment operating income (loss) before income taxes. Components within segment operating income (loss), such as operating revenues and direct operating expenses, are used to monitor actual performance against forecasted results for each segment.
Segment operating income (loss) before income taxes includes:
•Revenues from external and internal customers
•Direct operating costs
•Depreciation and amortization
•Research and development
•Allocated general and administrative costs
•Acquisition transaction costs
•Asset impairment charges
•Restructuring charges
but excludes gain on reimbursement of drilling equipment, other loss on sale of assets, corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transactions costs, corporate asset impairment charges, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the fiscal years ended September 30, 2025, 2024 and 2023 is shown in the following tables:

	September 30, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$2,361,288	$797,851	$520,394	$3,679,533
Intersegment revenues	1,039	4,575	—	5,614
Total revenues	2,362,327	802,426	520,394	3,685,147

Reconciliation of revenues:
All other revenues				163,687
Elimination of intersegment revenues				(102,821)
Total consolidated revenues				3,746,013

Less[1]:
Direct operating expenses	1,322,697	718,822	430,135	2,471,654
Depreciation & amortization	351,813	218,817	32,461	603,091
Research and development	34,140	—	—	34,140
Selling, general and administrative costs	68,047	17,232	4,619	89,898
Acquisition transaction costs	41	1,585	2,971	4,597
Asset impairment charge	1,507	132,720	—	134,227
Restructuring charges	4,121	4,945	266	9,332
Segment operating income (loss)	579,961	(291,695)	49,942	338,208

Reconciliation of segment operating income (loss):
All other operating loss				(103,397)
Elimination of intersegment loss				(3,999)
Segment operating income				230,812
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

2025 FORM 10-K | 115

	September 30, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$2,445,946	$193,975	$106,207	$2,746,128
Intersegment revenues	—	—	—	—
Total revenues	2,445,946	193,975	106,207	2,746,128

Reconciliation of revenues
All other revenues				71,630
Elimination of intersegment revenues				(61,151)
Total consolidated revenues				2,756,607

Less[1]:
Direct operating expenses	1,366,471	169,033	82,668	1,618,172
Depreciation & amortization	366,446	10,863	7,530	384,839
Research and development	41,293	—	—	41,293
Selling, general and administrative costs	61,113	9,427	3,594	74,134
Segment operating income	610,623	4,652	12,415	627,690

Reconciliation of segment operating income (loss)
All other operating loss				(1,359)
Elimination of intersegment profit				1,261
Segment operating income				627,592
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

	September 30, 2023
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$2,519,743	$212,566	$130,244	$2,862,553
Intersegment revenues	—	—	—	—
Total revenues	2,519,743	212,566	130,244	2,862,553

Reconciliation of revenues
All other revenues				77,296
Elimination of intersegment revenues				(67,428)
Total consolidated revenues				2,872,421

Less[1]:
Direct operating expenses	1,447,522	180,797	96,783	1,725,102
Depreciation & amortization	353,976	7,615	7,622	369,213
Research and development	30,507	—	—	30,507
Selling, general and administrative costs	58,397	10,401	3,035	71,833
Asset impairment charge	3,948	8,149	—	12,097
Segment operating income	625,393	5,604	22,804	653,801

Reconciliation of segment operating income
All other operating profit				15,876
Elimination of intersegment profit				4,671
Segment operating income				674,348
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
2025 FORM 10-K | 116

The following table reconciles segment operating income per the tables above to income before income taxes as reported on the Consolidated Statements of Operations:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Segment operating income	$230,812	$627,592	$674,348
Gain on reimbursement of drilling equipment	33,398	33,309	48,173
Other loss on sale of assets	(1,541)	(5,139)	(8,016)
Corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction costs, corporate asset impairment charges, and corporate restructuring charges	(259,351)	(198,313)	(146,197)
Operating income	3,318	457,449	568,308
Other income (expense)
Interest and dividend income	35,207	41,168	28,393
Interest expense	(107,808)	(29,093)	(17,283)
Gain (loss) on investment securities	(22,377)	13,953	11,299
Foreign currency exchange loss	(9,682)	(5,550)	(6,419)
Other	27,229	3,093	9,081
Total other income (expense)	(77,431)	23,571	25,071
Income (loss) before income taxes	$(74,113)	$481,020	$593,379
The following table reconciles segment total assets to total assets as reported on the Consolidated Balance Sheets:

	Year Ended September 30,
(in thousands)	2025	2024
Total assets[1]
North America Solutions	$2,957,139	$3,225,410
International Solutions	2,426,613	685,833
Offshore Solutions	714,708	73,119
Other	360,037	157,877
	6,458,497	4,142,239
Investments and corporate operations	247,241	1,639,659
	$6,705,738	$5,781,898
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Operating revenues
United States	$2,481,593	$2,558,814	$2,656,617
Saudi Arabia	261,747	—	—
Norway	220,263	—	—
Oman	179,568	—	—
Argentina	155,727	142,451	137,420
Azerbaijan	129,011	—	—
Germany	57,561	—	—
Colombia	36,058	9,254	46,720
Bahrain	30,816	17,990	15,401
Kuwait	30,653	—	—
Other foreign	163,016	28,098	16,263
Total	$3,746,013	$2,756,607	$2,872,421
2025 FORM 10-K | 117

The following table presents property, plant and equipment by country based on the location of service provided:

	Year Ended September 30,
(in thousands)	2025	2024
Property, plant and equipment, net
United States	$2,503,045	$2,752,325
Saudi Arabia	971,440	149,472
Oman	445,706	—
United Kingdom	71,385	—
Argentina	71,135	62,533
Germany	51,306	—
Kuwait	40,760	—
Colombia	36,723	19,243
Norway	25,431	—
Other foreign	96,143	32,704
Total	$4,313,074	$3,016,277

NOTE 18 RESTRUCTURING CHARGES
Beginning in the third quarter of fiscal year 2025, we initiated a workforce reduction plan to help improve operating margins by reducing direct and indirect support costs. As a result, during the fiscal year ended September 30, 2025, we incurred costs of approximately $12.1 million, primarily related to one-time severance payments to involuntarily terminated employees. These expenses are recorded within Restructuring charges on our Consolidated Statements of Operations.

NOTE 19 SUBSEQUENT EVENTS
Subsequent to September 30, 2025, we committed to a plan to scrap 30 rigs and auxiliary equipment within our North America Solutions segment and three rigs within our Offshore Solutions segment as part of our strategy to right size our fleet and reduce expenses. Of the 30 North America Solutions rigs, 10 were previously decommissioned. In accordance with ASC 360, Property, Plant and Equipment, these assets will be classified as held-for-sale until disposal. We will continue to assess these assets for potential impairment until they are disposed of. Based on our preliminary assessment, we expect to record an impairment charge ranging from $90.0 million and $110.0 million during the three months ended December 31, 2025.
Subsequent to September 30, 2025, we received notifications for seven rigs to resume operations in Saudi Arabia during the first half of calendar year 2026. With the rig resumptions, the total operating rig count in country will increase to 24 total rigs by the middle of calendar year 2026.
2025 FORM 10-K | 118

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
a)    Evaluation of Disclosure Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and as a result of the material weakness in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
We have excluded the KCA Deutag business combination from our evaluation of the internal control over financial reporting internal controls in the current year. The excluded business constitutes approximately 38 percent of total identifiable assets and 27 percent of net revenue of the consolidated financial statement amounts as of and for the year ended September 30, 2025.
In connection with the preparation of our consolidated financial statements for the fiscal year ended September 30, 2025 and management’s assessment of the Company’s internal control over financial reporting as of September 30, 2025, we identified a material weakness related to the timely performance and lack of sufficient contemporaneous evidence of certain internal controls over the accounting for the KCA Deutag business combination, including the effectiveness of controls related to certain inputs used in the valuation of rigs and the recognition of deferred income taxes as of the acquisition date, assumptions used in the valuation of intangible assets, and the allocation of goodwill associated with the business combination to reporting units.
Prior to the filing of this Form 10-K, we have performed additional procedures to evaluate the assumptions and inputs used and the conclusions reached with regard to the valuation of rigs and intangible assets, the recognition of deferred income taxes, and the allocation of goodwill to reporting units, and have not identified any material adjustments that should be recorded in the financial statements. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our audited financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP. Additionally, the material weakness identified did not result in any material misstatements in our consolidated financial statements for the periods presented and there were no changes to our previously released financial statements. Furthermore, because we did not have another business combination prior to the end of our fiscal year, we were unable to remediate the resulting material weakness.
Upon completion of another material acquisition, we believe we will be able to perform the controls timely and ensure sufficient contemporaneous evidence of management’s review is maintained. Management expects these remediation efforts will be effective in eliminating the material weakness; however, the material weakness will not be considered fully remediated until the applicable controls operate for a sufficient period of time following another material acquisition, and management has concluded, through sufficient testing, that the controls are operating effectively. In connection with any future material acquisitions, management will monitor the effectiveness of these and other processes, procedures and controls, and make any further changes management deems appropriate.
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
d)    Changes in Internal Control Over Financial Reporting.
2025 FORM 10-K | 119

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION
(c) Trading Plans
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
2025 FORM 10-K | 120

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics for our Principal Executive Officer and Senior Financial Officers. The text of this code is located on our website under “https://ir.hpinc.com/investors/corporate-governance/corporate-governance-information”. Our Internet address is www.hpinc.com. We intend to disclose any amendments to or waivers from this code on our website.
The other information required by this item will be included in the sections entitled “Directors,” “Executive Officers,” “Board Committees,” “Trading, Hedging and Pledging Policies” in the Company's definitive proxy statement to be filed with the SEC no later than 120 days after September 30, 2025, in connection with the solicitation of proxies for the Company's 2026 annual meeting of stockholders (the "2026 Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in the sections entitled “Compensation Discussion & Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in Fiscal 2025,” “Outstanding Equity Awards at Fiscal 2025 Year-End,” “Stock Vested in 2025,” “Pension Benefits For Fiscal 2025,” “Nonqualified Deferred Compensation For Fiscal 2025,” “Potential Payments Upon Change-In-Control,” “Director Compensation Table, ” “Pay Ratio Disclosure,” “Pay Versus Performance” and “Equity Grant Practices” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in the sections entitled “Summary of All Existing Equity Compensation Plans,” “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Management” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in the sections entitled “Transactions with Related Persons, Promoters, and Certain Control Persons” and “Director Independence” in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in the section entitled “Proposal 2 - Ratification of Appointment of Independent Auditors” in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1.Financial Statements: Our consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated November 21, 2025, are listed below and included in Item 8— “Financial Statements and Supplementary Data” of this Form 10‑K.
2025 FORM 10-K | 121

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

2025 FORM 10-K | 122

*10.5
Supplemental Savings Plan for Salaried Employees of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, SEC File No. 001-04221).

*10.6
Helmerich & Payne, Inc. Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, SEC File No. 001-04221).

*10.7
Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Appendix "A" of the Company's Proxy Statement on Schedule 14A filed on January 18, 2022, SEC File No. 001-04221).

*10.8
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan applicable to Directors (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, SEC File No. 001-04221).

*10.9
Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, SEC File No. 001-04221).

*10.10
Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, SEC File No. 001-04221).

*10.11
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan applicable to employees (incorporated herein by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2020, SEC File No. 001-04221).

*10.12
Amendment to Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the 2020 Helmerich & Payne, Inc. 2020 Omnibus Incentive Plan, dated June 6, 2022 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, SEC File No. 001-04221).

*10.13
Form of Restricted Stock Agreement for the Helmerich & Payne Amended and Restated 2020 Omnibus Incentive Plan applicable to Directors (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, SEC File No. 001-04221).

*10.14
Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, SEC File No. 001-04221).

*10.15
Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, SEC File No. 001-04221).

*10.16
Form of Restricted Stock Award Agreement applicable to employees for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, SEC File No. 001-04221).

*10.17
Form of Chief Executive Officer Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. Amended and Restated 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, SEC File No. 001-04221).

*10.18
Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 99.1 of the Company’s Registration Statement on Form S-8 filed on February 28, 2024, SEC File No. 001-04221).

*10.19
Form of Restricted Stock Award Agreement for the Helmerich & Payne 2024 Omnibus Incentive Plan applicable to Directors (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, SEC File No. 001-04221).

*10.20
Form of Annual Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, SEC File No. 001-04221).

*10.21
Form of Standard Three-Year Performance-Vested Restricted Share Unit Award Agreement for the Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, SEC File No. 001-04221).

*10.22
Form of Restricted Stock Award Agreement for the Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan applicable to employees (incorporated herein by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, SEC File No. 001-04221).

2025 FORM 10-K | 123

*10.23	2025 Form of Restricted Stock Award for the Helmerich & Payne, Inc. 2024 Omnibus Incentive Plan applicable to certain executives.

19.1	Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, SEC File No. 001-04221).

21	List of Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm.

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

ITEM 16. FORM 10-K SUMMARY
None.
2025 FORM 10-K | 124

(This page has been left blank intentionally.)
2025 FORM 10-K | 125

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HELMERICH & PAYNE, INC.

By:	/s/ John W. Lindsay
John W. Lindsay,
Director and Chief Executive Officer

Date: November 21, 2025

2025 FORM 10-K | 126

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John W. Lindsay	Director and Chief Executive Officer	November 21, 2025
John W. Lindsay	(Principal Executive Officer)

/s/ J. Kevin Vann	Senior Vice President and Chief Financial Officer	November 21, 2025
J. Kevin Vann	(Principal Financial Officer)

/s/ Sara M. Momper	Vice President and Chief Accounting Officer	November 21, 2025
Sara M. Momper	(Principal Accounting Officer)

/s/ Hans Helmerich	Director and Chairman of the Board	November 21, 2025
Hans Helmerich

/s/ Delaney M. Bellinger	Director	November 21, 2025
Delaney Bellinger

/s/ Belgacem Chariag	Director	November 21, 2025
Belgacem Chariag

/s/ Kevin G. Cramton	Director	November 21, 2025
Kevin G. Cramton

/s/ Randy A. Foutch	Director	November 21, 2025
Randy A. Foutch

/s/ Elizabeth Killinger	Director	November 21, 2025
Elizabeth Killinger

/s/ Jose R. Mas	Director	November 21, 2025
Jose R. Mas

/s/ Donald F. Robillard, Jr.	Director	November 21, 2025
Donald F. Robillard, Jr.

/s/ John D. Zeglis	Director	November 21, 2025
John D. Zeglis
2025 FORM 10-K | 127