Form 10-Q
period 2025-12-31
Helmerich & Payne, Inc.
filed 2026-02-05
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT JANUARY 29, 2026
Common Stock, $0.10 par value	99,849,488

Q1 FY26 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31,	September 30,
(in thousands except share data)	2025	2025
ASSETS
Current Assets:
Cash and cash equivalents	$247,195	$196,848
Restricted cash	30,884	27,412
Short-term investments	21,775	21,496
Accounts receivable, net of allowance of $20,206 and $19,647, respectively	726,819	782,644
Inventories of materials and supplies, net	324,814	324,326
Prepaid expenses and other, net	85,030	97,518
Assets held-for-sale	25,820	15,231
Total current assets	1,462,337	1,465,475

Investments, net	70,538	68,198
Property, plant and equipment, net	4,100,077	4,313,074
Other Noncurrent Assets:
Goodwill	182,576	182,854
Intangible assets, net	463,082	485,540
Operating lease right-of-use assets	117,294	123,598
Restricted cash	1,429	1,640
Other assets, net	61,763	65,359
Total other noncurrent assets	826,144	858,991

Total assets	$6,459,096	$6,705,738

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$188,312	$217,923
Dividends payable	25,417	25,199
Accrued liabilities	501,264	564,855
Current portion of long-term debt, net	6,859	6,859
Total current liabilities	721,852	814,836

Noncurrent Liabilities:
Long-term debt, net	2,026,314	2,057,084
Deferred income taxes	631,121	624,000
Retirement benefit obligations	104,795	109,864
Other	272,738	270,616
Total noncurrent liabilities	3,034,968	3,061,564
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of December 31, 2025 and September 30, 2025, and 99,849,488 and 99,446,577 shares outstanding as of December 31, 2025 and September 30, 2025, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	499,943	513,050
Retained earnings	2,496,928	2,619,090
Accumulated other comprehensive income	42,680	44,964
Treasury stock, at cost,12,373,377 shares and 12,776,288 shares as of December 31, 2025 and September 30, 2025, respectively	(447,763)	(463,536)
Non-controlling interest	99,266	104,548
Total shareholders’ equity	2,702,276	2,829,338

Total liabilities and shareholders' equity	$6,459,096	$6,705,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1 FY26 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended December 31,
(in thousands, except per share amounts)	2025	2024
OPERATING REVENUES
Drilling services	$981,125	$674,613
Other	35,901	2,689
	1,017,026	677,302
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	682,780	410,916
Other operating expenses	31,260	1,156
Depreciation and amortization	181,919	99,080
Research and development	6,646	9,359
Selling, general and administrative	70,444	63,098
Acquisition transaction costs	3,405	10,535
Asset impairment charges	103,086	—
Restructuring charges	1,591	—
Gain on reimbursement of drilling equipment	(6,120)	(9,403)
Other loss on sale of assets	1,926	1,673
	1,076,937	586,414
OPERATING INCOME (LOSS)	(59,911)	90,888
Other income (expense)
Interest and dividend income	2,758	21,741
Interest expense	(25,607)	(22,298)
Gain (loss) on investment securities	929	(13,367)
Foreign currency exchange gain (loss)	27	(905)
Other	(1,926)	360
	(23,819)	(14,469)
Income (loss) before income taxes	(83,730)	76,419
Income tax expense	11,201	21,647
NET INCOME (LOSS)	(94,931)	54,772
Net income attributable to non-controlling interest	1,775	—
NET INCOME (LOSS) ATTRIBUTABLE TO HELMERICH & PAYNE, INC.	$(96,706)	$54,772

Earnings (loss) per share attributable to Helmerich & Payne, Inc.:
Basic	$(0.98)	$0.55
Diluted	$(0.98)	$0.54

Weighted average shares outstanding:
Basic	99,544	98,867
Diluted	99,544	99,159
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1 FY26 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended December 31,
(in thousands)	2025	2024
Net income (loss)	$(94,931)	$54,772
Other comprehensive income (loss), net of income taxes:
Net change related to employee benefit plans	1,241	54
Unrealized gain on available-for-sale debt security	—	309
Reclassification of gain on available-for-sale debt security	(296)	—
Foreign currency translation adjustment	(3,229)	—
Other comprehensive income (loss)	(2,284)	363
Comprehensive income (loss)	$(97,215)	$55,135
Comprehensive income attributable to non-controlling interest	1,775	—
Comprehensive income (loss) attributable to Helmerich & Payne, Inc.	$(98,990)	$55,135
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1 FY26 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2025	112,222	$11,222	$513,050	$2,619,090	$44,964	12,776	$(463,536)	$104,548	$2,829,338
Comprehensive loss:
Net income (loss)	—	—	—	(96,706)	—	—	—	1,775	(94,931)
Other comprehensive loss	—	—	—	—	(2,284)	—	—	—	(2,284)
Dividends declared ($0.25 per share)	—	—	—	(25,456)	—	—	—	—	(25,456)
Dividends declared and distributions to non-controlling interest	—	—	—	—	—	—	—	(7,000)	(7,000)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,608)	—	—	(403)	15,773	—	(5,835)
Stock-based compensation	—	—	9,287	—	—	—	—	—	9,287
Other	—	—	(786)	—	—	—	—	(57)	(843)
Balance at December 31, 2025	112,222	$11,222	$499,943	$2,496,928	$42,680	12,373	$(447,763)	$99,266	$2,702,276

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount	Total
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$2,917,152
Comprehensive income:
Net income	—	—	—	54,772	—	—	—	54,772
Other comprehensive income	—	—	—	—	363	—	—	363
Dividends declared ($0.25 per share)	—	—	—	(25,151)	—	—	—	(25,151)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(23,125)	—	—	(431)	16,212	(6,913)
Stock-based compensation	—	—	6,851	—	—	—	—	6,851
Other	—	—	(293)	—	—	—	—	(293)
Balance at December 31, 2024	112,222	$11,222	$501,516	$2,913,211	$(5,987)	13,036	$(473,181)	$2,946,781
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q1 FY26 FORM 10-Q | 6

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended December 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(94,931)	$54,772
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	181,919	99,080
Asset impairment charges	103,086	—
Amortization of debt discount and debt issuance costs	1,250	2,390
Stock-based compensation	9,287	6,851
(Gain) loss on investment securities	(929)	13,367
Gain on reimbursement of drilling equipment	(6,120)	(9,403)
Other loss on sale of assets	1,926	1,673
Deferred income tax	7,182	(9,923)
Other	(2,345)	(381)
Change in assets and liabilities
Accounts receivable	54,484	(6,404)
Inventories of materials and supplies	(388)	(9,500)
Prepaid expenses and other	14,160	1,034
Other noncurrent assets	3,383	(7,933)
Accounts payable	(28,457)	4,492
Accrued liabilities	(53,270)	8,915
Other noncurrent liabilities	(7,808)	9,328
Net cash provided by operating activities	182,429	158,358
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(67,565)	(106,485)
Purchase of short-term investments	(18,019)	(95,956)
Purchase of long-term investments	—	(646)
Proceeds from sale of short-term investments	16,645	242,920
Insurance proceeds from involuntary conversion	—	698
Proceeds from asset sales	11,020	12,120
Other	(374)	—
Net cash provided by (used in) investing activities	(58,293)	52,651
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(25,238)	(25,021)
Distributions to non-controlling interests	(7,000)	—
Debt issuance costs	—	(1,216)
Payments for employee taxes on net settlement of equity awards	(5,835)	(6,913)
Payments on unsecured long-term debt	(30,000)	—
Other	(1,715)	—
Net cash used in financing activities	(69,788)	(33,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(740)	—
Net increase in cash, cash equivalents and restricted cash	53,608	177,859
Cash, cash equivalents and restricted cash, beginning of period	225,900	1,528,660
Cash, cash equivalents and restricted cash, end of period	$279,508	$1,706,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$36,424	$—
Income tax paid	17,414	4,284
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	7,325	3,822
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(535)	12,422
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q1 FY26 FORM 10-Q | 7

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
Our Segments
During the three months ended December 31, 2025, we announced the rebranding of our Kenera business unit to BENTEC™. The BENTEC™ name, already recognized in the market, will now represent all products and services previously associated with Kenera and its sub-brands.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Our International Solutions operations are conducted in major international oil and gas markets, primarily in the Middle East and Latin America. Our Offshore Solutions operations consist of asset-light offshore management contracts and contracted rig platforms located in U.S. federal waters, the North Sea and Norwegian Sea off the coast of Norway, the Caspian Sea and other international waters. Our "Other" operations is comprised of our BENTEC™ manufacturing and engineering activities, our real estate operations, and our wholly-owned captive insurance companies. Refer to Note 12—Business Segments and Geographic Information for further details on our reportable segments.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, RELATED RISKS AND UNCERTAINTIES
Interim Financial Information
The accompanying Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) pertaining to interim financial information. Accordingly, these interim financial statements do not include all information or footnote disclosures required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the Consolidated Financial Statements and notes thereto in our 2025 Annual Report on Form 10-K and other current filings with the SEC. In the opinion of management, all adjustments, consisting of those of a normal recurring nature, necessary to present fairly the results of the periods presented have been included. The results of operations for the interim periods presented may not necessarily be indicative of the results to be expected for the full year.
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
Q1 FY26 FORM 10-Q | 8

Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash on hand, demand deposits with banks and all highly liquid investments with original maturities of three months or less. Our cash, cash equivalents and short-term investments are subject to potential credit risk, and certain of our cash accounts carry balances greater than the federally insured limits.
As of December 31, 2025 and September 30, 2025, restricted cash was $32.3 million and $29.1 million, respectively. Of the total at December 31, 2025 and September 30, 2025, $30.9 million and $27.4 million, respectively, represents the amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Additionally, of the total at September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price of the entire issued share capital (the "Acquisition") of KCA Deutag International Limited ("KCA Deutag") and to repay certain of KCA Deutag's outstanding indebtedness. These proceeds were subsequently used during the fiscal year ended September 30, 2025 to fund the Acquisition. The restricted amounts are primarily invested in short-term money market securities.
Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	December 31,		September 30,
(in thousands)	2025	2024	2025	2024
Current Assets:
Cash and cash equivalents	$247,195	$391,179	$196,848	$217,341
Restricted cash	30,884	73,216	27,412	68,902
Other Noncurrent Assets:
Restricted cash	1,429	1,242,124	1,640	1,242,417
Total cash, cash equivalents, and restricted cash	$279,508	$1,706,519	$225,900	$1,528,660
Q1 FY26 FORM 10-Q | 9

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
Standards that are not yet adopted as of December 31, 2025
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

Self-Insurance
We continue to use our captive insurance companies to fund the self-insured retentions ("SIRs") and deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, medical stop-loss program, and certain international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $3.5 million and $3.9 million and rig and casualty insurance premiums of $11.5 million and $10.5 million during the three months ended December 31, 2025 and 2024, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations. Intercompany premium revenues recorded by the Captives during the three months ended December 31, 2025 and 2024 amounted to $18.4 million and $16.6 million, respectively, which were eliminated upon consolidation. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Solutions reportable operating segments and are reflected as intersegment sales within "Other." Our medical stop loss operating expenses for the three months ended December 31, 2025 and 2024 were $2.6 million and $5.2 million, respectively.
Q1 FY26 FORM 10-Q | 10

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
Prior to the three months ended March 31, 2025, foreign currency exchange gains and losses were presented in the operating costs and expense line items to which they relate, namely within Drilling services operating expenses, on our Unaudited Condensed Consolidated Statements of Operations. To conform with the current period presentation, we reclassified amounts previously presented in separate line items within operating costs and expenses to the Foreign currency exchange gain (loss) line on our Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2024. The impact of this change was not material to any period presented.
International Operations Risks
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
Approximately 41.2 percent and 7.2 percent of our operating revenues were generated from international locations during the three months ended December 31, 2025 and 2024, respectively. Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, approximately 16.3 percent and 1.2 percent of our total consolidated operating revenues were from operations in the Middle East during the three months ended December 31, 2025 and 2024, respectively. The majority of our operating revenues in the Middle East were from operations in Saudi Arabia and Oman. During the three months ended December 31, 2025, a single customer in Saudi Arabia accounted for 6.5 percent of our total consolidated operating revenues. This customer has the ability to suspend rigs and a portion of our rigs with this customer are currently suspended. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.
Q1 FY26 FORM 10-Q | 11

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of December 31, 2025 and September 30, 2025 consisted of the following:

(in thousands)	Estimated Useful Lives	December 31, 2025	September 30, 2025
Drilling services equipment	2 - 15 years	$7,701,498	$8,168,906
Tubulars	4 years	606,575	597,933
Real estate properties	10 - 45 years	5,894	8,223
Other	2 - 23 years	622,562	620,908
Construction in progress[1]		171,645	182,942
		9,108,174	9,578,912
Accumulated depreciation		(5,008,097)	(5,265,838)
Property, plant and equipment, net		$4,100,077	$4,313,074

Assets held-for-sale		$25,820	$15,231
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense during the three months ended December 31, 2025 and 2024 was $162.5 million and $97.0 million, including abandonments of $0.1 million and $0.7 million during each respective period. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
Assets Held-for-Sale
The following is a summary of the changes in the balance (in thousands) of our assets held-for-sale for the period indicated below:

Balance at September 30, 2025	$15,231
Plus:
Additions	11,919
Less:
Disposals	(1,330)
Balance at December 31, 2025	$25,820
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
Q1 FY26 FORM 10-Q | 12

Fiscal Year 2026 Activity
During the three months ended December 31, 2025, we committed to a plan to scrap 30 rigs and auxiliary equipment within our North America Solutions segment and three rigs within our Offshore Solutions segment as part of our strategy to right size our fleet and reduce expenses. Of the 30 North America Solutions rigs, 10 were previously decommissioned. The book values of those assets in our North America Solutions and Offshore Solutions segments were written down to the fair value less estimated cost to sell, and were reclassified as held-for-sale during the three months ended December 31, 2025. As a result, we recognized a non-cash impairment charge of $97.9 million and $2.1 million in the North America Solutions and Offshore Solutions segments respectively, during the three months ended December 31, 2025, in the Unaudited Condensed Consolidated Statement of Operations. As of December 31, 2025, the aggregate net book value of North America Solutions and Offshore Solutions assets classified as held-for-sale was $4.4 million and $0.6 million, respectively.
During the three months ended December 31, 2025, we identified six land rigs, inventory, and auxiliary assets within our International Solutions operating segment that met the asset held-for-sale criteria with an aggregate net book value of $6.4 million. The carrying amounts of these assets were determined to be equal to their estimated fair values; therefore, no impairment charge was recognized. During the three months ended December 31, 2025, we completed the disposal of a portion of the International Solution assets that had been classified as held-for-sale as of September 30, 2025. The assets had a net book value of $1.3 million, resulting in a $0.3 million gain during three months ended December 31, 2025. Gains related to the disposal of these assets are recorded in Other loss on sale of assets within our Unaudited Condensed Consolidated Statements of Operations. The aggregate net book of International Solutions assets classified as held-for-sale was $8.3 million as of December 31, 2025.
During the three months ended December 31, 2025, we identified an additional $0.5 million of other assets to be sold that were reclassified to held-for-sale.
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $6.1 million during the three months ended December 31, 2025 as compared to a gain of $9.4 million during the three months ended December 31, 2024, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these tubular assets are recorded in Gain on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis in the fourth fiscal quarter, or when indications of potential impairment exist. Our reporting units with goodwill are H&P Technologies (within our North America Solutions segment) and Offshore Solutions.
The following table sets forth our goodwill balance by segment for the periods indicated:

(in thousands)	North America Solutions	Offshore Solutions	Total
Goodwill balance at September 30, 2025	$45,653	$137,201	$182,854
Foreign currency translation adjustment	—	(278)	(278)
Goodwill balance at December 31, 2025	$45,653	$136,923	$182,576
Indefinite-lived Intangible
After initial recognition, in-process research and development ("IPR&D") assets are considered indefinite-lived until the abandonment or completion of the associated research and development effort. Acquired IPR&D is not amortized, but is subject to an annual impairment assessment. Included in Intangible assets, net, on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025 was $1.6 million and $3.2 million, of IPR&D, respectively. During the three months ended December 31, 2025, we recorded a non-cash impairment charge of $3.0 million associated with previously capitalized in-process research and development expenses that were determined to have no alternative future use. This amount is included in Asset impairment charges on our Unaudited Condensed Consolidated Statements of Operations.
Q1 FY26 FORM 10-Q | 13

Finite-lived Intangibles
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with our policies for valuation of long-lived assets.
Our intangible assets consist of the following:

		December 31, 2025
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,516	$(49,256)	$588	$61,848
Customer relationships	9 years	432,200	(59,149)	11,864	384,915
Intellectual property	13 years	2,000	(860)	—	1,140
Trade name	13 years	16,725	(3,433)	298	13,590
		$561,441	$(112,698)	$12,750	$461,493

		September 30, 2025
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,516	$(47,278)	$649	$63,887
Customer relationships	9 years	432,200	(42,077)	13,093	403,216
Intellectual property	13 years	2,000	(821)	—	1,179
Trade name	13 years	16,725	(3,088)	329	13,966
		$561,441	$(93,264)	$14,071	$482,248
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $19.4 million and $1.6 million for the three months ended December 31, 2025 and 2024, respectively.
Over the next five years, amortization expense is estimated to be as follows:

(in thousands)
Fiscal year:
Remainder of 2026	$54,763
2027	72,718
2028	72,711
2029	47,894
2030	35,106
Q1 FY26 FORM 10-Q | 14

NOTE 5 DEBT
As of December 31, 2025 and September 30, 2025, we have the following long-term debt outstanding with maturity shown in the following table:

	December 31, 2025			September 30, 2025
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(2,071)	$347,929	$350,000	$(2,326)	$347,674
Due December 1, 2029	350,000	(3,215)	346,785	350,000	(3,398)	346,602
Due September 29, 2031	550,000	(3,513)	546,487	550,000	(3,664)	546,336
Due December 1, 2034	550,000	(6,661)	543,339	550,000	(6,803)	543,197
Total unsecured senior notes	$1,800,000	$(15,460)	$1,784,540	$1,800,000	$(16,191)	$1,783,809

Unsecured term loan credit agreement:
Due January 15, 2027	170,000	(789)	169,211	200,000	(980)	199,020

Secured term loan credit agreements:
Due December 31, 2033	38,930	(861)	38,069	39,789	(888)	38,901
Due December 31, 2034	42,235	(882)	41,353	43,091	(878)	42,213
Total secured term loan credit agreements	$81,165	$(1,743)	$79,422	$82,880	$(1,766)	$81,114

Total debt	$2,051,165	$(17,992)	$2,033,173	$2,082,880	$(18,937)	$2,063,943

Less: current portion of long-term debt	(6,859)	—	(6,859)	(6,859)	—	(6,859)
Total long-term debt, net	$2,044,306	$(17,992)	$2,026,314	$2,076,021	$(18,937)	$2,057,084
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
Q1 FY26 FORM 10-Q | 15

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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. During the three months ended December 31, 2025, the Company repaid $30.0 million of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of December 31, 2025, was $170.0 million. In January 2026, we repaid $30.0 million, decreasing the outstanding balance on the Term Loan Credit Agreement to $140.0 million.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of December 31, 2025, the interest rate on the Term Loan Credit Agreement was 5.205 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan Credit Agreement was 5.494 percent for the three months ended December 31, 2025.
2024 Oman Facility
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. During the three months ended December 31, 2025, the Company repaid approximately $0.9 million of the outstanding balance on the facility. Of the $42.2 million borrowings outstanding at December 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
There is an annual financial covenant in the 2024 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2024 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
2023 Oman Facility
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the three months ended December 31, 2025, the Company repaid approximately $0.9 million of the outstanding balance on the facility. Of the $38.9 million borrowings outstanding at December 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
Q1 FY26 FORM 10-Q | 16

There is an annual financial covenant in the 2023 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2023 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
Amended Credit Facility
On August 14, 2024, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with the lenders party thereto (the "Revolving Credit Agreement Lenders"), the issuing lenders party thereto and Wells Fargo ("Wells Fargo") as administrative agent, swingline lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swingline lender and issuing lender.
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
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2025, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of December 31, 2025, we had $420.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $420.0 million, $227.8 million was outstanding as of December 31, 2025.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2025, we were in compliance with all debt covenants.

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
Our income tax expense for the three months ended December 31, 2025 and 2024 was $11.2 million and $21.6 million, respectively, resulting in effective tax rates of (13.4) percent and 28.3 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2025, primarily due to permanent non-deductible items, foreign losses for which no tax benefit has been recognized, state and foreign income taxes, and discrete adjustments. The discrete adjustments are primarily due to tax expense of $4.3 million related to equity compensation and unrecognized tax benefits.
Q1 FY26 FORM 10-Q | 17

Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three months ended December 31, 2024 primarily due to state and foreign income taxes, permanent non-deductible items, and discrete adjustments. The discrete adjustments are primarily due to tax expense of $0.7 million related to equity compensation.
As of December 31, 2025, we have recorded unrecognized tax benefits and related interest and penalties of approximately $18.8 million. The balance has decreased by approximately $5.1 million since September 30, 2025, due to payments totaling approximately $6.4 million and accruals of approximately $1.3 million recorded during the quarter. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the three months ended December 31, 2025 and 2024.
A cash dividend of $0.25 per share was declared on December 9, 2025 for shareholders of record on February 13, 2026, payable on February 27, 2026. As a result, we recorded a Dividend payable of $25.4 million on our Unaudited Condensed Consolidated Balance Sheets as of December 31, 2025.
Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows:

	December 31,	September 30,
(in thousands)	2025	2025
Pre-tax amounts:
Unrealized pension actuarial gain on defined benefit pension plans	$4,853	$3,336
Unrealized gain on available-for-sale debt security	—	383
Foreign currency translation adjustment	36,980	45,682
	$41,833	$49,401
After-tax amounts:
Unrealized pension actuarial gain on defined benefit pension plans	$5,711	$4,470
Unrealized gain on available-for-sale debt security	—	296
Foreign currency translation adjustment	36,969	40,198
	$42,680	$44,964
The following is a summary of the changes in accumulated other comprehensive income, net of tax, for the three months ended December 31, 2025:

(in thousands)	Defined Benefit Pension Plan	Unrealized Gain on Available-for-Sale Security	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$4,470	$296	$40,198	$44,964
Activity during the period
Other comprehensive loss before reclassifications	—	—	(3,229)	(3,229)
Amounts reclassified from accumulated other comprehensive income	1,241	(296)	—	945
Net current-period other comprehensive income (loss)	1,241	(296)	(3,229)	(2,284)
Balance at December 31, 2025	$5,711	$—	$36,969	$42,680
Q1 FY26 FORM 10-Q | 18

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
Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $280.6 million and $305.8 million, of which $13.8 million and $16.9 million was related to performance bonuses recognized due to the achievement of performance targets during the three months ended December 31, 2025 and 2024, respectively.
Contract Costs
As of December 31, 2025 and September 30, 2025, we had capitalized fulfillment costs of $30.2 million and $34.8 million, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations related to firm contracts, commonly referred to as backlog, as of December 31, 2025 was approximately $4.8 billion, of which $1.1 billion is expected to be recognized during the remainder of fiscal year 2026, $0.8 billion in fiscal year 2027, and $2.9 billion in fiscal year 2028 and thereafter. The firm backlog amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer. Although we have not been materially adversely affected by contract cancellations or modifications in the past due to the level of capital deployed by our customers on underlying projects, the early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, could adversely affect our financial condition, results of operations and cash flows. Some of our revenue agreements contain provisions for optional early termination or suspension without any associated early termination fee and could cause the actual amount of revenue earned to significantly vary from the backlog reported.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	December 31, 2025	September 30, 2025
Contract assets, net	$9,796	$10,971

(in thousands)	December 31, 2025
Contract liabilities balance at September 30, 2025	$81,213
Payment received/accrued and deferred	16,873
Revenue recognized during the period	(19,673)
Contract liabilities balance at December 31, 2025	$78,413
Q1 FY26 FORM 10-Q | 19

NOTE 9 EARNINGS (LOSS) PER COMMON SHARE
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
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2025	2024
Numerator:
Net income (loss) attributable to common shareholders	$(96,706)	$54,772

Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(454)	(760)
Numerator for basic earnings (loss) per share	(97,160)	54,012

Adjustment for diluted earnings (loss) per share
Effect of reallocating undistributed earnings of unvested shareholders	—	1
Numerator for diluted earnings (loss) per share	$(97,160)	$54,013

Denominator:
Denominator for basic earnings per share - weighted-average shares	99,544	98,867
Effect of dilutive shares from restricted stock and performance share units	—	292
Denominator for diluted earnings per share - adjusted weighted-average shares	99,544	99,159

Basic earnings (loss) per common share:	$(0.98)	$0.55

Diluted earnings (loss) per common share:	$(0.98)	$0.54
We had a net loss for three months ended December 31, 2025. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2025	2024
Potentially dilutive shares excluded as anti-dilutive	2,234	2,341
Weighted-average price per share	$52.43	$54.91
Q1 FY26 FORM 10-Q | 20

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
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$21,595	$—	$21,595	$—
Total	21,595	—	21,595	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	18,065	18,065	—	—
Investment in Tamboran	27,491	27,491	—	—
Other equity securities	1,691	1,691	—	—
Debt securities:
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	250	—	—	250
Total	$49,497	$47,247	$—	$2,250
As of December 31, 2025, our short-term security investments in held to maturity bonds totaled $0.2 million, These investments are measured at cost, less any impairments.
As of December 31, 2025, our equity security investments in geothermal energy were $14.1 million. These investments are measured at cost, less any impairments. Our other equity security investments totaled $6.9 million, of which $3.8 million was measured at fair value as of December 31, 2025. The remaining $3.1 million were measured at cost, less any impairments.

Q1 FY26 FORM 10-Q | 21

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
Recurring Fair Value Measurements
Short-term Investments
Short-term investments primarily include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations. These securities are recorded at fair value. Level 1 inputs include U.S. agency issued debt securities with active markets. For these items, quoted current market prices are readily available. Level 2 inputs include corporate bonds measured using broker quotations that utilize observable market inputs.
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
During the three months ended December 31, 2024, we sold our equity securities of 159.7 million shares in ADNOC Drilling and received net proceeds of approximately $193.3 million. During the three months ended December 31, 2024, we recognized a loss of $12.4 million on our Unaudited Condensed Consolidated Statements of Operations, related to this investment, of which $8.4 million was associated with the change in fair value of the investment and $4.0 million related to transaction fees associated with the sale of the securities.
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
Q1 FY26 FORM 10-Q | 22

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
As of December 31, 2025, our combined equity ownership was approximately 5.0 percent representing 1.0 million common shares in Tamboran Corp. During the fiscal year ended September 30, 2025, our representation on the investee's board of directors ceased. As a result, we determined that we no longer have the ability to exert significant influence over the investee. We consider this investment to have a readily determinable fair value and in accordance with ASC 321, we continue to account for this investment using the fair value option with any changes in fair value recognized through net income (loss). Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. During the three months ended December 31, 2025, we recognized a gain of $1.5 million as a result of the change in fair value of the investment compared to a loss of $1.1 million during the three months ended December 31, 2024.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2.
During the fiscal year ended September 30, 2025, we recorded a $29.6 million loss on our investment in Galileo, due to an allowance for credit loss on the convertible note, driven by heightened liquidity constraints and changes in governance, which led management to conclude that the fair value of the investment was not recoverable. As a result, the investment was fully reserved as of September 30, 2025. The loss was recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations. During the three months ended December 31, 2025, we released Galileo from this legal obligation, resulting in the full write-off of the investment.
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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been marked to fair value on a nonrecurring basis, for the periods presented below:

	Three Months Ended December 31,
(in millions)	2025	2024
Assets at beginning of period	$20,861	$30,090
Purchases	—	646
Sales	(124)	—
Total gains:
Included in earnings	303	109
Assets at end of period	$21,040	$30,845
Q1 FY26 FORM 10-Q | 23

Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at December 31, 2025 and September 30, 2025.
The fair values of the long-term fixed-rate debt are based on broker quotes at December 31, 2025 and September 30, 2025. The unsecured senior notes and unsecured term loan agreement are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets. The secured term agreements are classified as nonpublic debt, meaning their value was directly negotiated between the involved parties and is not observable in the market. As a result, they are categorized as Level 3. Since this debt is nonpublic, the carrying value and the fair value of the loans are identical.
The following information presents the supplemental fair value information for our long-term fixed-rate debt, net at December 31, 2025 and September 30, 2025:

	Carrying Value at December 31, 2025	Fair Value at December 31, 2025 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,929	$—	$353,014	$—
2029 Notes	346,785	—	352,783	—
2031 Notes	546,487	—	492,129	—
2034 Notes	543,339	—	554,807	—

Unsecured term loan credit agreement:
2027 Term Loan	169,211	—	171,464	—

Secured term loan credit agreements:
2023 Oman Facility	34,633	—	—	34,633
2024 Oman Facility	37,930	—	—	37,930

Total long-term debt, net of current portion	$2,026,314	$—	$1,924,197	$72,563

	Carrying Value at September 30, 2025	Fair Value at September 30, 2025 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,675	$—	$352,261	$—
2029 Notes	346,602	—	348,688	—
2031 Notes	546,336	—	486,343	—
2034 Notes	543,197	—	538,417	—

Unsecured term loan credit agreement:
2027 Term Loan	199,020	—	201,292	—

Secured term loan credit agreements:
2023 Oman Facility	35,465	—	—	35,465
2024 Oman Facility	38,789	—	—	38,789

Total long-term debt, net of current portion	$2,057,084	$—	$1,927,001	$74,254

NOTE 11 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At December 31, 2025, we had outstanding purchase commitments for equipment, parts and supplies of approximately $160.2 million.
Q1 FY26 FORM 10-Q | 24

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
•Depreciation and amortization
•Research and development
•Allocated general and administrative expenses
▪Acquisition transaction costs
•Asset impairment charges
•Restructuring charges
Q1 FY26 FORM 10-Q | 25

but excludes gain on reimbursement of drilling equipment, other loss on sale of assets, corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction costs, corporate asset impairment charges, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Summarized financial information of our reportable segments for the three months ended December 31, 2025 and 2024 is shown in the following tables:

	Three Months Ended December 31, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$563,565	$229,286	$188,282	$981,133
Intersegment revenues	373	5,002	—	5,375
Total revenues	563,938	234,288	188,282	986,508

Reconciliation of revenues:
All other revenues				57,906
Elimination of intersegment revenues				(27,388)
Total consolidated revenues				1,017,026

Less[1]:
Direct operating expenses	325,133	205,573	157,280	687,986
Depreciation & amortization	84,244	78,121	10,820	173,185
Research and development	6,408	—	—	6,408
Selling, general and administrative costs	14,022	4,145	1,044	19,211
Acquisition transaction costs	—	436	573	1,009
Asset impairment charge	97,922	—	2,128	100,050
Restructuring charges	—	1,318	—	1,318
Segment operating income (loss)	36,209	(55,305)	16,437	(2,659)

Reconciliation of segment operating income (loss):
All other operating loss				(1,223)
Elimination of intersegment loss				(795)
Segment operating loss				(4,677)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
Q1 FY26 FORM 10-Q | 26

	Three Months Ended December 31, 2024
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$597,923	$47,480	$29,210	$674,613
Intersegment revenues	222	—	—	222
Total revenues	598,145	47,480	29,210	674,835

Reconciliation of revenues:
All other revenues				19,282
Elimination of intersegment revenues				(16,815)
Total consolidated revenues				677,302

Less[1]:
Direct operating expenses	332,347	54,428	22,661	409,436
Depreciation & amortization	88,336	4,828	1,980	95,144
Research and development	9,440	—	—	9,440
Selling, general and administrative costs	15,809	2,708	1,064	19,581
Segment operating income (loss)	152,213	(14,484)	3,505	141,234

Reconciliation of segment operating income (loss):
All other operating income				774
Elimination of intersegment income				102
Segment operating income				142,110
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
The following table reconciles segment operating income per the tables above to income (loss) before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended December 31,
(in thousands)	2025	2024
Segment operating income (loss)	$(4,677)	$142,110
Gain on reimbursement of drilling equipment	6,120	9,403
Other loss on sale of assets	(1,926)	(1,673)
Corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction costs, corporate asset impairment charges, and corporate restructuring charges	(59,428)	(58,952)
Operating income (loss)	(59,911)	90,888
Other income (expense)
Interest and dividend income	2,758	21,741
Interest expense	(25,607)	(22,298)
Gain (loss) on investment securities	929	(13,367)
Foreign currency exchange gain (loss)	27	(905)
Other	(1,926)	360
Total other income (expense)	(23,819)	(14,469)
Income (loss) before income taxes	$(83,730)	$76,419
Q1 FY26 FORM 10-Q | 27

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	December 31, 2025	September 30, 2025
Total assets[1]
North America Solutions	$2,778,713	$2,957,139
International Solutions	2,352,358	2,426,613
Offshore Solutions	691,508	714,708
Other	363,432	360,037
	6,186,011	6,458,497
Investments and corporate operations	273,085	247,241
	$6,459,096	$6,705,738
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended December 31,
(in thousands)	2025	2024
Operating revenues
United States	$598,387	$628,680
Norway	88,686	—
Oman	67,663	—
Saudi Arabia	66,300	3,231
Azerbaijan	51,881	—
Argentina	35,593	34,660
Germany	25,711	—
Other foreign	82,805	10,731
Total	$1,017,026	$677,302
The following table presents property, plant and equipment by country based on the location of service provided:

(in thousands)	December 31, 2025	September 30, 2025
Property, plant and equipment, net
United States	$2,344,367	$2,503,045
Saudi Arabia	945,622	971,440
Oman	430,468	445,706
Other Foreign	379,620	392,883
Total	$4,100,077	$4,313,074
Q1 FY26 FORM 10-Q | 28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10‑Q (“Form 10‑Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q are forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “predict,” “project,” “target,” “continue,” or the negative thereof or similar terminology, and such statements include, but are not limited to, statements regarding the Acquisition and the anticipated benefits and impact of such transaction, the timing and terms of recommencement of suspended rigs related to the Acquisition, our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management. Forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions, many of which are beyond our control and any of which could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. The inclusion of such statements should not be regarded as a representation that such plans, estimates, or expectations will be achieved.

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
•the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographic region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine, conflicts in the Middle East, recent shifts in Venezuela's political landscape, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
Q1 FY26 FORM 10-Q | 29

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
Additional factors that could cause actual results to differ materially from our expectations or results discussed in the forward‑looking statements are disclosed in our 2025 Annual Report on Form 10‑K under Part I, Item 1A— “Risk Factors” and Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All subsequent written and oral forward‑looking statements, express or implied, are expressly qualified in their entirety by such cautionary statements.
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

Executive Summary
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of December 31, 2025, our drilling rig fleet included a total of 338 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 203 rigs, the International Solutions segment with 131 rigs, and the Offshore Solutions segment with four offshore platform rigs as of December 31, 2025. Although the Offshore Solutions segment has a fleet of platform rigs, the majority of its revenues are derived from asset-light management contracts. At the close of the first quarter of fiscal year 2026, we had 201 active contracted rigs, of which 127 were under a fixed-term contract and 74 were working well-to-well, compared to 208 contracted rigs at September 30, 2025. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and to take advantage of future opportunities.

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
In early calendar year 2025, the announcements by the U.S. government regarding the implementation of global tariffs and OPEC+ regarding the planned increase of crude oil supply created continued uncertainty in the global energy markets. More recently, heightened geopolitical tensions in the Middle East and ongoing political developments in Venezuela have perpetuated and elevated the level of uncertainty further. Although we do not anticipate that these announcements and events will have a direct material impact on the Company's operations or financial results, we believe the indirect effects could potentially lead to reduced activity in fiscal year 2026 as operators evaluate activity levels commensurate with commodity prices. Both crude oil and natural gas prices are volatile and global economic conditions heavily influence activity levels in the United States. In our international operations, commodity pricing has an impact on potential activity by our customers; however, other variables have a heavy influence on those activity levels, including disparate country budgets and the need to fund other commitments in certain areas.
Q1 FY26 FORM 10-Q | 30

During the three months ended December 31, 2025, we received notifications to resume operations on seven rigs in Saudi Arabia scheduled for the first half of calendar year 2026. Of these, six rigs are expected to be operational within that timeframe, while the reactivation date for the seventh rig is yet to be determined. As a result of these resumptions, the total number of operating rigs in the country is projected to reach 23 by the middle of calendar year 2026.

Recent Developments
Assets Held-for-Sale
During the three months ended December 31, 2025, we committed to a plan to scrap 30 rigs and auxiliary equipment within our North America Solutions segment and three rigs within our Offshore Solutions segment as part of our strategy to right size our fleet and reduce expenses. Of the 30 North America Solutions rigs, 10 were previously decommissioned. The book values of those assets in our North America Solutions and Offshore Solutions segments were written down to the fair value less estimated cost to sell, and were reclassified as held-for-sale during the three months ended December 31, 2025. As a result, we recognized a non-cash impairment charge of $97.9 million and $2.1 million in the North America Solutions and Offshore Solutions segments respectively, during the three months ended December 31, 2025, in the Unaudited Condensed Consolidated Statement of Operations. As of December 31, 2025, the aggregate net book value of North America Solutions and Offshore Solutions assets classified as held-for-sale was $4.4 million and $0.6 million, respectively.

Contract Backlog
As of December 31, 2025 and September 30, 2025, our total contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $7.0 billion. Approximately 16.6 percent of the December 31, 2025 total backlog is reasonably expected to be fulfilled through fiscal year 2026, as a majority of our contracts are long term.
The following table sets forth the total backlog by reportable segment as of December 31, 2025 and September 30, 2025:

(in billions)	December 31, 2025	September 30, 2025
Firm contracts[1]:
North America Solutions	$0.2	$0.5
International Solutions	3.8	3.4
Offshore Solutions	0.8	0.9
	4.8	4.8
Optional contract extension periods:
International Solutions[2]	0.7	0.7
Offshore Solutions	1.5	1.5
	2.2	2.2
Total backlog	$7.0	$7.0
(1)These amounts do not include anticipated contract renewals or expected performance bonuses.
(2)Included in the International Solutions reportable segment's backlog balance at December 31, 2025 is $461.6 million of expected revenue from certain contracts in Saudi Arabia that have been temporarily suspended and are expected to gradually resume operations. The information presented in the table above reflects the fact that we expect these contracts to be extended for a period of time at least equal to the expected suspension period.
The early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. Some of our revenue agreements contain provisions for optional early termination or suspension without any associated early termination fees. Early terminations could cause the actual amount of revenue earned to significantly vary from the backlog reported. See Item 1A—"Risk Factors—Our current backlog of drilling services and solutions revenue may decline and may not be fully realized as fixed‑term contracts and, in certain instances, these contracts can be terminated without an early termination payment or suspended without standby or force majeure compensation.” and Item 1A—Risk Factors—"The impact and effects of public health crises, pandemics and epidemics could have a material adverse effect on our business, financial condition and results of operations” within our 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), regarding fixed term contract risk.
Q1 FY26 FORM 10-Q | 31

Results of Operations for the Three Months Ended December 31, 2025 and 2024
Consolidated Results of Operations
Net Income (Loss) Attributable to Helmerich & Payne Inc. We recorded a loss of $96.7 million ($(0.98) diluted share) for the three months ended December 31, 2025 compared to income of $54.8 million ($0.54 diluted share) for the three months ended December 31, 2024.
Operating Revenue During the three months ended December 31, 2025 and 2024, consolidated operating revenues were $1.0 billion and $0.7 billion, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $342.5 million of revenue during the three months ended December 31, 2025.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $682.8 million and $410.9 million for the three months ended December 31, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $270.4 million in direct operating expenses during the three months ended December 31, 2025.
Other Operating Expenses Other operating expenses were $31.3 million and $1.2 million for the three months ended December 31, 2025 and 2024, respectively. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $30.0 million of costs associated with BENTEC™ manufacturing and engineering operations.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $181.9 million during the three months ended December 31, 2025 compared to $99.1 million during the three months ended December 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $79.3 million in depreciation and amortization expense during the three months ended December 31, 2025.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $70.4 million during the three months ended December 31, 2025 compared to $63.1 million during the three months ended December 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $16.9 million in selling, general and administrative expenses during the three months ended December 31, 2025. The increase was partially offset by a $5.7 million decrease in professional services and IT related expenses and a $3.0 million decrease in labor and labor-related expenses.
Asset Impairment Charges During the three months ended December 31, 2025, we recorded a non-cash impairment charge of $103.1 million primarily related to certain assets that were reclassified as held‑for‑sale within our North America Solutions and Offshore Solutions segments. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.
Interest Expense Interest expenses were $25.6 million and $22.3 million for the three months ended December 31, 2025 and 2024, respectively. The increase was mainly attributable to higher debt activity associated with the completion of the Acquisition. See Note 5—Debt for additional details related to our debt agreements.
Gain (Loss) on Investment Securities During the three months ended December 31, 2025, we recognized an aggregate gain of $0.9 million on investment securities. The aggregate gain primarily consisted of a $1.5 million gain on our investment in Tamboran due to a change in the fair value of the investment. During the three months ended December 31, 2024, we recognized a loss of $13.4 million on investment securities. The aggregate loss is mainly comprised of a $12.4 million loss on our sale of equity investments in ADNOC Drilling. Additionally, during the three months ended December 31, 2024, we recognized a $1.1 million loss on our equity investment in Tamboran Corp. as a result of a decrease in fair market value of the stock.
Income Taxes For the three months ended December 31, 2025, we recorded income tax expense of $11.2 million (which includes a discrete tax expense of $4.3 million primarily related to equity compensation and unrecognized tax benefits) compared to income tax expense of $21.6 million for the three months ended December 31, 2024 (which includes a discrete tax expense of $0.7 million primarily related to equity compensation). Our statutory federal income tax rate for fiscal year 2026 and 2025 is 21.0 percent (before incremental state and foreign taxes).
Q1 FY26 FORM 10-Q | 32

North America Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$563,938	$598,145	(5.7)%
Direct operating expenses	325,133	332,347	(2.2)
Depreciation and amortization	84,244	88,336	(4.6)
Research and development	6,408	9,440	(32.1)
Selling, general and administrative expense	14,022	15,809	(11.3)
Asset impairment charges	97,922	—	—
Segment operating income	$36,209	$152,213	(76.2)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$238,805	$265,798	(10.2)
Revenue days[3]	13,126	13,708	(4.2)
Average active rigs[4]	143	149	(4.0)
Number of active rigs at the end of period[5]	139	148	(6.1)
Number of available rigs at the end of period	203	225	(9.8)
Reimbursements of "out-of-pocket" expenses	$72,797	$68,426	6.4
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
Operating Revenues Operating revenues were $563.9 million and $598.1 million in the three months ended December 31, 2025 and 2024, respectively. The decrease in operating revenues was primarily due to lower activity levels and per revenue day pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $325.1 million during the three months ended December 31, 2025 as compared to $332.3 million during the three months ended December 31, 2024. This decrease was primarily due to lower activity levels.
Asset Impairment Charges During the three months ended December 31, 2025, we recorded a non-cash impairment charge of $97.9 million related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.

Q1 FY26 FORM 10-Q | 33

International Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$234,288	$47,480	393.4%
Direct operating expenses	205,573	54,428	277.7
Depreciation and amortization	78,121	4,828	1,518.1
Selling, general and administrative expense	4,145	2,708	53.1
Acquisition transaction costs	436	—	—
Restructuring charges	1,318	—	—
Segment operating loss	$(55,305)	$(14,484)	(281.8)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$28,715	$(6,948)	513.3
Revenue days[3]	5,444	1,689	222.3
Average active rigs[4]	59	18	227.8
Number of active rigs at the end of period[5]	59	20	195.0
Number of available rigs at the end of period	131	30	336.7
Reimbursements of "out-of-pocket" expenses	$11,768	$2,119	455.4
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
Operating Revenues Operating revenues were $234.3 million and $47.5 million in the three months ended December 31, 2025 and 2024, respectively. The $186.8 million increase in operating revenues was primarily driven by an additional $154.2 million in revenue generated from expanded operations following the Acquisition, and an additional $23.0 million in revenue from increased FlexRig® activity in Saudi Arabia.
Direct Operating Expenses Direct operating expenses increased to $205.6 million during the three months ended December 31, 2025 as compared to $54.4 million during the three months ended December 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $136.3 million in direct operating expenses during the three months ended December 31, 2025. Additionally, direct operating expenses increased by $15.3 million attributable to increased FlexRig® activity in Saudi Arabia.
Depreciation and Amortization Expense Depreciation expense increased to $78.1 million during the three months ended December 31, 2025 compared to $4.8 million during the three months ended December 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $67.4 million in depreciation and amortization expense during the three months ended December 31, 2025.
Q1 FY26 FORM 10-Q | 34

Offshore Solutions

	Three Months Ended December 31,
(in thousands, except operating statistics)	2025	2024	% Change
Operating revenues	$188,282	$29,210	544.6%
Direct operating expenses	157,280	22,661	594.1
Depreciation and amortization	10,820	1,980	446.5
Selling, general and administrative expense	1,044	1,064	(1.9)
Acquisition transaction costs	573	—	—
Asset impairment charges	2,128	—	—
Segment operating income	$16,437	$3,505	369.0

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$31,002	$6,549	373.4
Revenue days[3]	276	276	—
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	4	7	(42.9)
Reimbursements of "out-of-pocket" expenses	$39,664	$7,225	449.0
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
Operating Revenues Operating revenues were $188.3 million and $29.2 million in the three months ended December 31, 2025 and 2024, respectively. The $159.1 million increase in operating revenues was primarily driven by an additional $155.1 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $157.3 million during the three months ended December 31, 2025 as compared to $22.7 million during the three months ended December 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $134.1 million in direct operating expenses during the three months ended December 31, 2025.
Depreciation and Amortization Expense Depreciation expense increased to $10.8 million during the three months ended December 31, 2025 compared to $2.0 million during the three months ended December 31, 2024. The increase was primarily driven by the completion of the Acquisition, resulting in an additional $9.6 million in depreciation and amortization expense during the three months ended December 31, 2025.
Asset Impairment Charges During the three months ended December 31, 2025, we recorded a non-cash impairment charge of $2.1 million related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.

Q1 FY26 FORM 10-Q | 35

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended December 31,
(in thousands)	2025	2024	% Change
Operating revenues	$57,906	$19,282	200.3%
Direct operating expenses	49,707	17,737	180.2
Depreciation and amortization	1,899	402	372.4
Research and development	309	—	—
Selling, general and administrative expense	3,761	369	919.2
Acquisition transaction costs	144	—	—
Asset impairment charges	3,036	—	—
Restructuring charges	273	—	—
Operating income (loss)	$(1,223)	$774	(258.0)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $57.9 million and $19.3 million during the three months ended December 31, 2025 and 2024, respectively, consisted of $18.4 million and $16.6 million, respectively, in intercompany premium revenues recorded by the Captives. These revenues were eliminated upon consolidation. During the three months ended December 31, 2025, operating revenues also consisted of $36.9 million from BENTEC's manufacturing and engineering operations, of which, $3.6 million is related to intercompany revenues that were eliminated upon consolidation.
Direct Operating Expenses Direct operating expenses of $49.7 million and $17.7 million during the three months ended December 31, 2025 and 2024, respectively, consisted of $3.5 million and $3.9 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $11.5 million and $10.5 million, respectively, and medical stop loss expenses of $2.6 million and $5.2 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the three months ended December 31, 2025, direct operating expenses also consisted of $33.7 million from BENTEC's manufacturing and engineering operations, of which $3.6 million is related to intercompany expenses that were eliminated in consolidation.
Asset Impairment Charges During the three months ended December 31, 2025, we recorded a non-cash impairment charge of $3.0 million associated with previously capitalized in-process research and development expenses that were determined to have no alternative future use.

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
Q1 FY26 FORM 10-Q | 36

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
Net working capital (defined as current assets less current liabilities) was $740.5 million and $650.6 million as of December 31, 2025 and September 30, 2025, respectively.
As of December 31, 2025, we had cash and cash equivalents of $247.2 million and short-term investments of $21.8 million. Our cash flows for the three months ended December 31, 2025, and 2024 are presented below:

	Three Months Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in):
Operating activities	$182,429	$158,358
Investing activities	(58,293)	52,651
Financing activities	(69,788)	(33,150)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(740)	—
Net increase in cash, cash equivalents and restricted cash	$53,608	$177,859
Operating Activities
Cash flows provided by operating activities was $182.4 million and $158.4 million for the three months ended December 31, 2025 and 2024, respectively. The change in cash provided by operating activities is primarily attributable to increased activity resulting from the completion of the Acquisition. Net cash outflows related to the change in working capital was $17.9 million and $0.1 million for the three months ended December 31, 2025 and 2024, respectively.
Investing Activities
Capital Expenditures Our capital expenditures during the three months ended December 31, 2025 were $67.6 million compared to $106.5 million during the three months ended December 31, 2024. The decrease in capital expenditures is driven by lower equipment overhauls and certain long-term projects.
Net Purchases and Sales of Short-Term Investments Our net purchases of short-term investments during the three months ended December 31, 2025 were $1.4 million compared to net sales of $147.0 million during the three months ended December 31, 2024. The activity during the three months ended December 31, 2024 is primarily driven by $193.3 million of net proceeds received from the liquidation of shares in ADNOC Drilling and our ongoing liquidity management.
Sale of Assets Our proceeds from asset sales during the three months ended December 31, 2025 were $11.0 million compared to proceeds of $12.1 million during the three months ended December 31, 2024.The decrease in proceeds is mainly driven by lower reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid cash dividends of $0.25 per share during the three months ended December 31, 2025 and 2024. Total dividends paid were $25.2 million and $25.0 million during the three months ended December 31, 2025 and 2024, respectively.
Debt Payments During the three months ended December 31, 2025, the Company repaid $30.0 million of the outstanding balance on the Term Loan Credit Agreement. Additionally, the Company repaid an aggregate of $1.7 million under its 2024 and 2023 Oman facilities. The repayments for the Oman facilities are reflected in Other within cash flows from financing activities of the Unaudited Condensed Consolidated Statements of Cash Flows. For additional information regarding debt issuance and repayment, refer to Note 5—Debt.
Q1 FY26 FORM 10-Q | 37

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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loans unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. During the three months ended December 31, 2025, the Company repaid $30.0 million of the outstanding balance on the Term Loan Credit Agreement. As such, the outstanding balance as of December 31, 2025, was $170.0 million. In January 2026, we repaid $30.0 million, decreasing the outstanding balance on the Term Loan Credit Agreement to $140.0 million.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2025, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of December 31, 2025, the interest rate on the Term Loan Credit Agreement was 5.205 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan Credit Agreement was 5.494 percent for the three months ended December 31, 2025.
Q1 FY26 FORM 10-Q | 38

2024 Oman Facility
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. During the three months ended December 31, 2025, the Company repaid $0.9 million of the outstanding balance on the facility. Of the $42.2 million borrowings outstanding at December 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
There is an annual financial covenant in the 2024 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2024 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
2023 Oman Facility
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the three months ended December 31, 2025, the Company repaid $0.9 million of the outstanding balance on the facility. Of the $38.9 million borrowings outstanding at December 31, 2025, a total of $3.4 million is payable within one year. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
There is an annual financial covenant in the 2023 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2023 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
Amended Credit Facility
On August 14, 2024, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Facility") with the lenders party thereto (the "Revolving Credit Agreement Lenders"), the issuing lenders party thereto and Wells Fargo ("Wells Fargo") as administrative agent, swingline lender and issuing lender, which amended and restated the Credit Agreement, dated as of November 13, 2018 (as amended through Amendment No. 2 to the Credit Agreement dated as of March 8, 2022, the “Existing Credit Agreement”), among the Company, the lenders party thereto and Wells Fargo, as administrative agent, swingline lender and issuing lender.
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
Q1 FY26 FORM 10-Q | 39

The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on December 31, 2025, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of December 31, 2025, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of December 31, 2025, we had $420.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $420.0 million, $227.8 million was outstanding as of December 31, 2025.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At December 31, 2025, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2026 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. Our indebtedness under our unsecured senior notes totaled $1.8 billion at December 31, 2025 and comprised of the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034. Our indebtedness under our unsecured term loan credit agreement totaled $170.0 million at December 31, 2025 and matures in January 2027. Our indebtedness under our secured term loan credit agreements totaled $81.2 million at December 31, 2025, of which $6.9 million is due within one year, and the remaining balance is required to be paid on a quarterly basis through the respective maturity dates of December 2033 and December 2034. This debt is allocated specifically to finance the ongoing rig construction activities in Oman.
As of December 31, 2025, we had a $631.1 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations. As of December 31, 2025, we have recorded unrecognized tax benefits and related interest and penalties of approximately $18.8 million.

Material Commitments
Material commitments as reported in our 2025 Annual Report on Form 10-K have not changed significantly as of December 31, 2025, other than those disclosed in Note 5—Debt and Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates
Our accounting policies and estimates that are critical or the most important to understand our financial condition and results of operations, and that require management to make the most difficult judgments, are described in our 2025 Annual Report on Form 10-K. Based on management's evaluation, there have been no material changes in these critical accounting policies and estimates.
Q1 FY26 FORM 10-Q | 40

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

	Three Months Ended
	December 31,	December 31,
(in thousands)	2025	2024
NORTH AMERICA SOLUTIONS
Segment operating income	$36,209	$152,213
Add back:
Depreciation and amortization	84,244	88,336
Research and development	6,408	9,440
Selling, general and administrative expense	14,022	15,809
Asset impairment charges	97,922	—
Direct margin (Non-GAAP)	$238,805	$265,798

INTERNATIONAL SOLUTIONS
Segment operating loss	$(55,305)	$(14,484)
Add back:
Depreciation and amortization	78,121	4,828
Selling, general and administrative expense	4,145	2,708
Acquisition transaction costs	436	—
Restructuring charges	1,318	—
Direct margin (Non-GAAP)	$28,715	$(6,948)

OFFSHORE SOLUTIONS
Segment operating income	$16,437	$3,505
Add back:
Depreciation and amortization	10,820	1,980
Selling, general and administrative expense	1,044	1,064
Acquisition transaction costs	573	—
Asset impairment charges	2,128	—
Direct margin (Non-GAAP)	$31,002	$6,549
Q1 FY26 FORM 10-Q | 41

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
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K filed with the SEC on November 21, 2025;

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, and as a result of the material weakness identified in internal control over financial reporting described in Part II, Item 9A of our 2025 Annual Report on Form 10-K being inapplicable in the current period, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2025 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We are in the process of integrating the KCA Deutag business into our internal control environment and expect to have this completed beginning in the second quarter of fiscal 2026. As the integration progresses, we may modify or change certain processes and procedures which may result in changes to our internal controls over financial reporting.
Changes in Internal Control over Financial Reporting
Except as described above, there have been no material changes in our internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2025 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION
None.
Q1 FY26 FORM 10-Q | 42

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended December 31, 2025, filed on February 5, 2026, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q1 FY26 FORM 10-Q | 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	February 5, 2026	By:	/S/ JOHN W. LINDSAY
John W. Lindsay Director and Chief Executive Officer

Date:	February 5, 2026	By:	/S/ J. KEVIN VANN
J. Kevin Vann Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q1 FY26 FORM 10-Q | 44