Form 10-Q
period 2026-03-31
Helmerich & Payne, Inc.
filed 2026-05-07
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT APRIL 30, 2026
Common Stock, $0.10 par value	99,930,952

Q2 FY26 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	September 30,
(in thousands except share data)	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$177,196	$196,848
Restricted cash	25,521	27,412
Short-term investments	21,951	21,496
Accounts receivable, net of allowance of $19,823 and $19,647, respectively	810,613	782,644
Inventories of materials and supplies, net	330,542	324,326
Prepaid expenses and other, net	82,357	97,518
Assets held-for-sale	24,506	15,231
Total current assets	1,472,686	1,465,475

Investments, net	85,611	68,198
Property, plant and equipment, net	3,977,180	4,313,074
Other Noncurrent Assets:
Goodwill	183,795	182,854
Intangible assets, net	444,059	485,540
Operating lease right-of-use assets	111,801	123,598
Other assets, net	61,135	66,999
Total other noncurrent assets	800,790	858,991

Total assets	$6,336,267	$6,705,738

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$177,213	$217,923
Dividends payable	25,421	25,199
Accrued liabilities	514,422	564,855
Current portion of long-term debt, net	146,257	6,859
Total current liabilities	863,313	814,836

Noncurrent Liabilities:
Long-term debt, net	1,856,176	2,057,084
Deferred income taxes	617,911	624,000
Retirement benefit obligations	99,790	109,864
Other	269,220	270,616
Total noncurrent liabilities	2,843,097	3,061,564
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of March 31, 2026 and September 30, 2025, and 99,917,504 and 99,446,577 shares outstanding as of March 31, 2026 and September 30, 2025, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	506,523	513,050
Retained earnings	2,412,788	2,619,090
Accumulated other comprehensive income	43,496	44,964
Treasury stock, at cost,12,305,361 shares and 12,776,288 shares as of March 31, 2026 and September 30, 2025, respectively	(445,250)	(463,536)
Non-controlling interest	101,078	104,548
Total shareholders’ equity	2,629,857	2,829,338

Total liabilities and shareholders' equity	$6,336,267	$6,705,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY26 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
OPERATING REVENUES
Drilling services	$906,426	$1,012,394	$1,887,551	$1,687,007
Other	25,936	3,645	61,837	6,334
	932,362	1,016,039	1,949,388	1,693,341
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	661,180	701,657	1,343,960	1,112,573
Other operating expenses	24,799	3,485	56,059	4,641
Depreciation and amortization	180,734	157,657	362,653	256,737
Research and development	7,016	9,421	13,662	18,781
Selling, general and administrative	71,080	80,802	141,524	143,901
Acquisition transaction and integration costs	2,738	29,867	6,143	40,402
Asset impairment charges	26,101	1,844	129,187	1,844
Restructuring charges	2,882	—	4,473	—
Gain on reimbursement of drilling equipment	(5,943)	(9,973)	(12,063)	(19,376)
Other (gain) loss on sale of assets	(1,305)	(884)	621	789
	969,282	973,876	2,046,219	1,560,292
OPERATING INCOME (LOSS)	(36,920)	42,163	(96,831)	133,049
Other income (expense)
Interest and dividend income	2,155	7,257	4,913	28,998
Interest expense	(25,814)	(28,338)	(51,421)	(50,636)
Gain on investment securities	14,391	27,788	15,320	14,421
Foreign currency exchange gain (loss)	2,952	(6,018)	2,979	(6,921)
Other	(3,327)	1,596	(5,253)	1,956
	(9,643)	2,285	(33,462)	(12,182)
Income (loss) before income taxes	(46,563)	44,448	(130,293)	120,867
Income tax expense	9,298	41,462	20,499	63,109
NET INCOME (LOSS)	(55,861)	2,986	(150,792)	57,758
Net income attributable to non-controlling interest	2,748	1,332	4,523	1,332
NET INCOME (LOSS) ATTRIBUTABLE TO HELMERICH & PAYNE, INC.	$(58,609)	$1,654	$(155,315)	$56,426

Earnings (loss) per share attributable to Helmerich & Payne, Inc.:
Basic	$(0.59)	$0.01	$(1.57)	$0.56
Diluted	$(0.59)	$0.01	$(1.57)	$0.56

Weighted average shares outstanding:
Basic	99,878	99,360	99,709	99,111
Diluted	99,878	99,381	99,709	99,128
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY26 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$(55,861)	$2,986	$(150,792)	$57,758
Other comprehensive income (loss), net of income taxes:
Net change related to employee benefit plans	(307)	53	934	107
Unrealized gain on available-for-sale debt security	—	591	—	900
Reclassification of gain on available-for-sale debt security	—	—	(296)	—
Foreign currency translation adjustment	1,123	6,407	(2,106)	6,407
Other comprehensive income (loss)	816	7,051	(1,468)	7,414
Comprehensive income (loss)	$(55,045)	$10,037	$(152,260)	$65,172
Comprehensive income attributable to non-controlling interest	2,748	1,332	4,523	1,332
Comprehensive income (loss) attributable to Helmerich & Payne, Inc.	$(57,793)	$8,705	$(156,783)	$63,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY26 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Six Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2025	112,222	$11,222	$513,050	$2,619,090	$44,964	12,776	$(463,536)	$104,548	$2,829,338
Comprehensive loss:
Net income (loss)	—	—	—	(96,706)	—	—	—	1,775	(94,931)
Other comprehensive loss	—	—	—	—	(2,284)	—	—	—	(2,284)
Dividends declared ($0.25 per share)	—	—	—	(25,456)	—	—	—	—	(25,456)
Dividends declared and distributions to non-controlling interest	—	—	—	—	—	—	—	(7,000)	(7,000)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,608)	—	—	(403)	15,773	—	(5,835)
Stock-based compensation	—	—	9,287	—	—	—	—	—	9,287
Other	—	—	(786)	—	—	—	—	(57)	(843)
Balance at December 31, 2025	112,222	$11,222	$499,943	$2,496,928	$42,680	12,373	$(447,763)	$99,266	$2,702,276
Comprehensive income:
Net income (loss)	—	—	—	(58,609)	—	—	—	2,748	(55,861)
Other comprehensive income	—	—	—	—	816	—	—	—	816
Dividends declared ($0.25 per share)	—	—	—	(25,425)	—	—	—	—	(25,425)
Dividends declared and distributions to non-controlling interest	—	—	—	—	—	—	—	(842)	(842)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(2,829)	—	—	(68)	2,513	—	(316)
Stock-based compensation	—	—	10,387	—	—	—	—	—	10,387
Other	—	—	(978)	(106)	—	—	—	(94)	(1,178)
Balance at March 31, 2026	112,222	$11,222	$506,523	$2,412,788	$43,496	12,305	$(445,250)	$101,078	$2,629,857
Q2 FY26 FORM 10-Q | 6

	Six Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$—	$2,917,152
Comprehensive income:
Net income	—	—	—	54,772	—	—	—	—	54,772
Other comprehensive income	—	—	—	—	363	—	—	—	363
Dividends declared ($0.25 per share)	—	—	—	(25,151)	—	—	—	—	(25,151)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(23,125)	—	—	(431)	16,212	—	(6,913)
Stock-based compensation	—	—	6,851	—	—	—	—	—	6,851
Other	—	—	(293)	—	—	—	—	—	(293)
Balance at December 31, 2024	112,222	$11,222	$501,516	$2,913,211	$(5,987)	13,036	$(473,181)	$—	$2,946,781
Comprehensive income:
Net income	—	—	—	1,654	—	—	—	1,332	2,986
Other comprehensive income	—	—	—	—	7,051	—	—	—	7,051
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	—	116,061	116,061
Dividends declared ($0.25 per share)	—	—	—	(25,257)	—	—	—	(104)	(25,361)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(11,974)	—	—	(228)	8,280	—	(3,694)
Stock-based compensation	—	—	8,098	—	—	—	—	—	8,098
Other	—	—	341	—	—	—	—	—	341
Balance at March 31, 2025	112,222	$11,222	$497,981	$2,889,608	$1,064	12,808	$(464,901)	$117,289	$3,052,263
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q2 FY26 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(150,792)	$57,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	362,653	256,737
Asset impairment charges	129,187	1,844
Amortization of debt discount and debt issuance costs	2,527	3,462
Stock-based compensation	19,674	14,949
Gain on investment securities	(15,320)	(14,421)
Gain on reimbursement of drilling equipment	(12,063)	(19,376)
Other loss on sale of assets	621	789
Deferred income tax	(5,989)	(34,313)
Other	(3,729)	1,951
Change in assets and liabilities
Accounts receivable	(28,554)	(1,330)
Inventories of materials and supplies	(5,527)	(11,103)
Prepaid expenses and other	15,922	(52,467)
Other noncurrent assets	5,422	(16,935)
Accounts payable	(44,281)	26,362
Accrued liabilities	(37,006)	(29,051)
Other noncurrent liabilities	(13,737)	29,548
Net cash provided by operating activities	219,008	214,404
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(130,425)	(265,234)
Purchase of short-term investments	(35,168)	(102,510)
Purchase of long-term investments	(1,038)	(1,461)
Payment for acquisition of business, net of cash acquired	—	(1,838,852)
Proceeds from sale of short-term investments	33,192	364,078
Insurance proceeds from involuntary conversion	—	2,366
Proceeds from asset sales	21,803	26,090
Other	(686)	—
Net cash used in investing activities	(112,322)	(1,815,523)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(50,659)	(50,328)
Distributions to non-controlling interests	(7,842)	—
Proceeds from debt issuance	—	400,000
Debt issuance costs	—	(2,629)
Payments for employee taxes on net settlement of equity awards	(6,151)	(10,607)
Payments on unsecured long-term debt	(60,000)	(25,000)
Other	(3,430)	(329)
Net cash provided by (used in) financing activities	(128,082)	311,107
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(471)	6,406
Net decrease in cash, cash equivalents and restricted cash	(21,867)	(1,283,606)
Cash, cash equivalents and restricted cash, beginning of period	225,900	1,528,660
Cash, cash equivalents and restricted cash, end of period	$204,033	$245,054

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$52,141	$14,388
Income tax paid	46,229	100,802
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	17,047	11,408
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	3,361	7,296
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q2 FY26 FORM 10-Q | 8

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
Our Segments
During the six months ended March 31, 2026, we announced the rebranding of our Kenera business unit to BENTEC™. The BENTEC™ name, already recognized in the market, will now represent all products and services previously associated with Kenera and its sub-brands.
Our North America Solutions operations are primarily located in Texas, but also traditionally operate in other states, depending on demand. Our International Solutions operations are conducted in major international oil and gas markets, primarily in the Middle East and Latin America. Our Offshore Solutions operations consist of asset-light offshore management contracts and contracted rig platforms located in U.S. federal waters, the North Sea and Norwegian Sea off the coast of Norway, the Caspian Sea and other international waters. Our "Other" operations is primarily comprised of our BENTEC™ manufacturing and engineering activities and our wholly-owned captive insurance companies. Refer to Note 12—Business Segments and Geographic Information for further details on our reportable segments.

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
As of March 31, 2026 and September 30, 2025, restricted cash was $26.8 million and $29.1 million, respectively. Of the total at March 31, 2026 and September 30, 2025, $25.5 million and $27.4 million, respectively, represents the amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Additionally, of the total at September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price of the entire issued share capital (the "Acquisition") of KCA Deutag International Limited ("KCA Deutag") and to repay certain of KCA Deutag's outstanding indebtedness. These proceeds were subsequently used during the fiscal year ended September 30, 2025 to fund the Acquisition. The restricted amounts are primarily invested in short-term money market securities.
Q2 FY26 FORM 10-Q | 9

Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	March 31,		September 30,
(in thousands)	2026	2025	2025	2024
Current Assets:
Cash and cash equivalents	$177,196	$174,763	$196,848	$217,341
Restricted cash	25,521	68,672	27,412	68,902
Other Noncurrent Assets:
Restricted cash	1,316	1,619	1,640	1,242,417
Total cash, cash equivalents, and restricted cash	$204,033	$245,054	$225,900	$1,528,660
Recently Issued Accounting Updates
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates ("ASUs") to the FASB Accounting Standards Codification ("ASC"). We consider the applicability and impact of all ASUs. ASUs not listed below were assessed and determined to be either not applicable, immaterial, or already adopted by the Company.
The following table provides a brief description of recent accounting pronouncements and our analysis of the effects on our financial statements:

Standard	Description	Date of Adoption	Effect on the Financial Statements or Other Significant Matters
Standards that are not yet adopted as of March 31, 2026
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

Q2 FY26 FORM 10-Q | 10

Self-Insurance
We continue to use our captive insurance companies to fund the self-insured retentions ("SIRs") and deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, medical stop-loss program, and certain international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Solutions reportable operating segments and are reflected as intersegment sales within "Other." Intercompany premium revenues recorded by the Captives during the three months ended March 31, 2026 and 2025 amounted to $19.5 million and $17.9 million, respectively, and $37.9 million and $34.5 million during the six months ended March 31, 2026 and 2025, respectively, which were eliminated upon consolidation. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $3.7 million and $10.3 million during the three months ended March 31, 2026 and 2025, respectively, and $2.1 million and $14.2 million during the six months ended March 31, 2026 and 2025, respectively, and rig and casualty insurance premiums of $11.8 million and $11.2 million during the three months ended March 31, 2026 and 2025, respectively, and $23.3 million and $21.7 million during the six months ended March 31, 2026 and 2025, respectively. Our medical stop loss operating expenses for the three months ended March 31, 2026 and 2025 were $4.1 million and $5.2 million, respectively, and $6.7 million and $10.4 million for the six months ended March 31, 2026 and 2025, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statement of Operations.
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
For foreign subsidiaries where the functional currency is not the USD, monetary assets and liabilities are remeasured at the exchange rate in effect at the balance sheet date, while non-monetary items are remeasured at historical exchange rates. Revenues and expenses are remeasured at the average exchange rates prevailing during the reporting period. Gains and losses resulting from remeasurement are included within Foreign currency exchange gain (loss) on the Unaudited Condensed Consolidated Statements of Operations.
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
Q2 FY26 FORM 10-Q | 11

Approximately 41.2 percent of our operating revenues were generated from international locations during the three and six months ended March 31, 2026 compared to 42.1 percent and 28.1 percent during the three and six months ended March 31, 2025, respectively. Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, approximately 16.7 percent and 16.5 percent of our total consolidated operating revenues were from operations in the Middle East during the three and six months ended March 31, 2026 compared to 18.2 percent and 11.4 percent during the three and six months ended March 31, 2025, respectively. The majority of our operating revenues in the Middle East were from operations in Saudi Arabia and Oman. During the three and six months ended March 31, 2026, a single customer in Saudi Arabia accounted for 7.0 percent and 6.8 percent of our total consolidated operating revenues, respectively. This customer has the ability to suspend rigs and a portion of our rigs with this customer are currently suspended. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of March 31, 2026 and September 30, 2025 consisted of the following:

(in thousands)	Estimated Useful Lives	March 31, 2026	September 30, 2025
Drilling services equipment	2 - 15 years	$7,702,202	$8,168,906
Tubulars	4 years	610,009	597,933
Real estate properties	10 - 45 years	5,581	8,223
Other	2 - 23 years	626,003	620,908
Construction in progress[1]		173,822	182,942
		9,117,617	9,578,912
Accumulated depreciation		(5,140,437)	(5,265,838)
Property, plant and equipment, net		$3,977,180	$4,313,074

Assets held-for-sale		$24,506	$15,231
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation
Depreciation expense during the three months ended March 31, 2026 and 2025 was $162.3 million and $147.3 million, including abandonments of $1.3 million and $1.2 million during each respective period. Depreciation expense during the six months ended March 31, 2026 and 2025 was $324.8 million and $244.3 million, including abandonments of $1.4 million and $1.9 million during each respective period. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
Assets Held-for-Sale
The following is a summary of the changes in the balance (in thousands) of our assets held-for-sale for the period indicated below:

Balance at September 30, 2025	$15,231
Additions	14,890
Disposals	(2,835)
Impairment expense	(2,780)
Balance at March 31, 2026	$24,506
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
Q2 FY26 FORM 10-Q | 12

Fiscal Year 2026 Activity
In October 2025, we committed to a plan to scrap 30 rigs and auxiliary equipment within our North America Solutions segment and three rigs within our Offshore Solutions segment as part of our strategy to right size our fleet and reduce expenses. Of the 30 North America Solutions rigs, 10 were previously decommissioned. The book values of those assets in our North America Solutions and Offshore Solutions segments were written down to the fair value less estimated cost to sell, and were reclassified as held-for-sale during the six months ended March 31, 2026. As a result, we recognized a non-cash impairment charge of $97.9 million and $2.1 million in the North America Solutions and Offshore Solutions segments respectively, during the six months ended March 31, 2026, in the Unaudited Condensed Consolidated Statement of Operations. During the three months ended March 31, 2026, we completed the disposal of a portion of the North America Solutions assets that had been classified as held-for-sale as of December 31, 2025. The assets had a net book value of $1.5 million, resulting in a $1.7 million gain during the three months ended March 31, 2026. Gains related to the disposal of these assets are recorded in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statements of Operations. During the three months ended March 31, 2026, we identified an additional $2.2 million of Offshore Solutions assets to be sold that were reclassified to held-for-sale. The estimated fair value of the Offshore Solutions assets exceeded the carrying value and therefore no impairment was recognized.
In October 2025, we identified six land rigs, inventory, and auxiliary assets within our International Solutions operating segment that met the asset held-for-sale criteria with an aggregate net book value of $6.4 million. The carrying amounts of these assets were determined to be equal to their estimated fair values; therefore, no impairment charge was recognized. During the six months ended March 31, 2026, we completed the disposal of a portion of the International Solutions assets that were classified as held-for-sale as of September 30, 2025. The assets had a net book value of $1.3 million, resulting in a $0.3 million gain during six months ended March 31, 2026. Gains related to the disposal of these assets are recorded in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statements of Operations. Additionally, in March 2026, we identified an international drilling rig that met the asset held-for-sale criteria. The rig's net book value of $23.5 million was written down to its estimated scrap value of $0.2 million, which represents fair value, resulting in a non-cash impairment charge of $23.3 million in our International Solutions segment during the three months ended March 31, 2026. During the three months ended March 31, 2026, we recognized a non-cash impairment charge of $2.8 million to write down assets previously classified as held‑for‑sale to their estimated fair value less costs to sell.
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $5.9 million and $12.1 million during the three and six months ended March 31, 2026 as compared to a gain of $10.0 million and $19.4 million during the three and six months ended March 31, 2025, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these tubular assets are recorded in Gain on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.

NOTE 4 GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair values of the assets acquired and liabilities assumed in a business combination, at the date of acquisition. Goodwill is not amortized but is tested for potential impairment at the reporting unit level, at a minimum on an annual basis in the fourth fiscal quarter, or when indications of potential impairment exist. Our goodwill reporting units are North America Solutions and Offshore Solutions.
The following table sets forth our goodwill balance by segment for the periods indicated:

(in thousands)	North America Solutions	Offshore Solutions	Total
Goodwill balance at September 30, 2025	$45,653	$137,201	$182,854
Foreign currency translation adjustment	—	941	941
Goodwill balance at March 31, 2026	$45,653	$138,142	$183,795
Indefinite-lived Intangible
After initial recognition, acquired in-process research and development ("IPR&D") projects are considered indefinite-lived until the abandonment or completion of the associated research and development effort. Acquired IPR&D is not amortized, but is subject to an annual impairment assessment. Included in Intangible assets, net, on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025 was $1.4 million and $3.2 million, of IPR&D, respectively. During the six months ended March 31, 2026, we recorded a non-cash impairment charge of $3.0 million, associated with previously capitalized IPR&D that were determined to have no alternative future use. This amount is included in Asset impairment charges on our Unaudited Condensed Consolidated Statements of Operations. Additionally, during the three months ended March 31, 2026, $0.2 million in IPR&D projects were completed and reclassified to a finite-lived intangible asset.
Q2 FY26 FORM 10-Q | 13

Finite-lived Intangibles
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with our policies for valuation of long-lived assets.
Our finite-lived intangible assets consist of the following:

		March 31, 2026
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,725	$(51,256)	$559	$60,028
Customer relationships	9 years	432,200	(75,180)	11,277	368,297
Intellectual property	13 years	2,000	(902)	—	1,098
Trade name	13 years	16,570	(3,625)	283	13,228
		$561,495	$(130,963)	$12,119	$442,651

		September 30, 2025
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,516	$(47,278)	$649	$63,887
Customer relationships	9 years	432,200	(42,077)	13,093	403,216
Intellectual property	13 years	2,000	(821)	—	1,179
Trade name	13 years	16,725	(3,088)	329	13,966
		$561,441	$(93,264)	$14,071	$482,248
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $18.4 million and $9.9 million for the three months ended March 31, 2026 and 2025, respectively and $37.8 million and $11.5 million for the six months ended March 31, 2026 and 2025, respectively.
Over the next five years, amortization expense is estimated to be as follows:

(in thousands)
Fiscal year:
Remainder of 2026	$36,365
2027	72,730
2028	72,730
2029	47,913
2030	35,125
Q2 FY26 FORM 10-Q | 14

NOTE 5 DEBT
As of March 31, 2026 and September 30, 2025, we have the following debt outstanding with maturities shown in the following table:

	March 31, 2026			September 30, 2025
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(1,814)	$348,186	$350,000	$(2,326)	$347,674
Due December 1, 2029	350,000	(3,030)	346,970	350,000	(3,398)	346,602
Due September 29, 2031	550,000	(3,363)	546,637	550,000	(3,664)	546,336
Due December 1, 2034	550,000	(6,517)	543,483	550,000	(6,803)	543,197
Total unsecured senior notes	$1,800,000	$(14,724)	$1,785,276	$1,800,000	$(16,191)	$1,783,809

Unsecured term loan credit agreement:
Due January 15, 2027	140,000	(602)	139,398	200,000	(980)	199,020

Secured term loan credit agreements:
Due December 31, 2033	38,071	(834)	37,237	39,789	(888)	38,901
Due December 31, 2034	41,379	(857)	40,522	43,091	(878)	42,213
Total secured term loan credit agreements	$79,450	$(1,691)	$77,759	$82,880	$(1,766)	$81,114

Total debt	$2,019,450	$(17,017)	$2,002,433	$2,082,880	$(18,937)	$2,063,943

Less: current portion of long-term debt	(146,859)	602	(146,257)	(6,859)	—	(6,859)
Total long-term debt, net	$1,872,591	$(16,415)	$1,856,176	$2,076,021	$(18,937)	$2,057,084
The principal amount and maturities of our long-term debt as of March 31, 2026 are summarized in the table below:

(in thousands)
Fiscal year:
Remainder of 2026	$3,430
2027	146,859
2028	356,859
2029	8,577
2030	360,862
Thereafter	1,142,863
Total	$2,019,450
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
Q2 FY26 FORM 10-Q | 15

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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loan unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. During the three and six months ended March 31, 2026, the Company repaid $30.0 million and $60.0 million of the outstanding balance on the Term Loan Credit Agreement, respectively. As the debt was scheduled to mature in January 2027, the outstanding balance as of March 31, 2026, in the amount of $140.0 million, was reclassified to Current portion of long-term debt, net on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2026. In April 2026, we repaid the remaining $140.0 million balance outstanding on the Term Loan Credit Agreement.
The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2026, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of March 31, 2026, the interest rate on the Term Loan Credit Agreement was 5.143 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan Credit Agreement was 5.166 percent and 5.339 percent for the three and six months ended March 31, 2026, respectively.
Q2 FY26 FORM 10-Q | 16

2024 Oman Facility
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. During the three and six months ended March 31, 2026, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $41.4 million borrowings outstanding at March 31, 2026, a total of $3.4 million is payable within one year.
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
During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the three and six months ended March 31, 2026, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $38.1 million borrowings outstanding at March 31, 2026, a total of $3.4 million is payable within one year.
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
Q2 FY26 FORM 10-Q | 17

The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2026, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2026, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of March 31, 2026, we had $420.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $420.0 million, $234.4 million was outstanding as of March 31, 2026.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2026, we were in compliance with all debt covenants.

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
Our income tax expense for the three months ended March 31, 2026 and 2025 was $9.3 million and $41.5 million, respectively, resulting in effective tax rates of (20.0) percent and 93.3 percent, respectively. Our income tax expense for the six months ended March 31, 2026 and 2025 was $20.5 million and $63.1 million, respectively, resulting in effective tax rates of (15.7) percent and 52.2 percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and six months ended March 31, 2026 and 2025, primarily due to permanent non-deductible items, foreign losses for which no tax benefit has been recognized, state and foreign income taxes, and discrete adjustments. The discrete adjustments are primarily due to equity compensation and unrecognized tax benefits.
As of March 31, 2026, we have recorded unrecognized tax benefits and related interest and penalties of approximately $18.9 million. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the three and six months ended March 31, 2026 and 2025.
A cash dividend of $0.25 per share was declared on March 4, 2026 for shareholders of record on May 18, 2026, payable on June 1, 2026. As a result, we recorded a Dividend payable of $25.4 million on our Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026.
Q2 FY26 FORM 10-Q | 18

Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows:

	March 31,	September 30,
(in thousands)	2026	2025
Pre-tax amounts:
Unrealized pension actuarial gain on defined benefit pension plans	$4,544	$3,336
Unrealized gain on available-for-sale debt security	—	383
Foreign currency translation adjustment	38,187	45,682
	$42,731	$49,401
After-tax amounts:
Unrealized pension actuarial gain on defined benefit pension plans	$5,404	$4,470
Unrealized gain on available-for-sale debt security	—	296
Foreign currency translation adjustment	38,092	40,198
	$43,496	$44,964
The following is a summary of the changes in accumulated other comprehensive income, net of tax, for the three and six months ended March 31, 2026:

	Three Months Ended March 31, 2026
(in thousands)	Defined Benefit Pension Plan	Unrealized Gain on Available-for-Sale Security	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$5,711	$—	$36,969	$42,680
Activity during the period
Other comprehensive income before reclassifications	—	—	1,123	1,123
Amounts reclassified from accumulated other comprehensive income	(307)	—	—	(307)
Net current-period other comprehensive income (loss)	(307)	—	1,123	816
Balance at March 31, 2026	$5,404	$—	$38,092	$43,496

	Six Months Ended March 31, 2026
(in thousands)	Defined Benefit Pension Plan	Unrealized Gain on Available-for-Sale Security	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$4,470	$296	$40,198	$44,964
Activity during the period
Other comprehensive loss before reclassifications	—	—	(2,106)	(2,106)
Amounts reclassified from accumulated other comprehensive income	934	(296)	—	638
Net current-period other comprehensive income (loss)	934	(296)	(2,106)	(1,468)
Balance at March 31, 2026	$5,404	$—	$38,092	$43,496

NOTE 8 REVENUE FROM CONTRACTS WITH CUSTOMERS
Drilling Services Revenue
The majority of our drilling services are performed on a "daywork" contract basis, under which we charge a rate per day, with the price determined by the location, depth and complexity of the well to be drilled, operating conditions, the duration of the contract, and the competitive forces of the market. These drilling services, including our technology solutions, represent a series of distinct daily services that are substantially the same, with the same pattern of transfer to the customer. Because our customers benefit equally throughout the service period and our efforts in providing drilling services are incurred relatively evenly over the period of performance, revenue is recognized over time using a time-based input measure as we provide services to the customer. For any contracts that include a provision for pooled term days at contract inception, followed by the assignment of days to specific rigs throughout the contract term, we have elected, as a practical expedient, to recognize revenue in the amount for which the entity has a right to invoice, as permitted by ASC 606.
Q2 FY26 FORM 10-Q | 19

Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $292.7 million and $573.3 million, of which $14.0 million and $27.8 million related to performance bonuses recognized upon achievement of performance targets during the three and six months ended March 31, 2026, respectively. Similarly, total revenue recognized from performance contracts, including performance bonuses, was $325.8 million and $631.6 million, of which $17.0 million and $33.9 million related to performance bonuses recognized upon achievement of performance targets during the three and six months ended March 31, 2025, respectively.
Contract Costs
As of March 31, 2026 and September 30, 2025, we had capitalized fulfillment costs of $25.2 million and $34.8 million, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations related to firm contracts, commonly referred to as backlog, as of March 31, 2026 was approximately $5.4 billion, of which $1.1 billion is expected to be recognized during the remainder of fiscal year 2026, $1.3 billion in fiscal year 2027, and $3.0 billion in fiscal year 2028 and thereafter. The firm backlog amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer. Although we have not been materially adversely affected by contract cancellations or modifications in the past due to the level of capital deployed by our customers on underlying projects, the early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, could adversely affect our financial condition, results of operations and cash flows. Some of our revenue agreements contain provisions for optional early termination or suspension without any associated early termination fee and could cause the actual amount of revenue earned to significantly vary from the backlog reported.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	March 31, 2026	September 30, 2025
Contract assets, net	$9,342	$10,971

(in thousands)	March 31, 2026
Contract liabilities balance at September 30, 2025	$81,213
Payment received/accrued and deferred	34,558
Revenue recognized during the period	(34,198)
Contract liabilities balance at March 31, 2026	$81,573

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
Q2 FY26 FORM 10-Q | 20

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock grants that receive dividends, which are considered participating securities.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$(58,609)	$1,654	$(155,315)	$56,426

Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(454)	(404)	(948)	(841)
Numerator for basic earnings (loss) per share	(59,063)	1,250	(156,263)	55,585

Adjustment for diluted earnings (loss) per share
Effect of reallocating undistributed earnings of unvested shareholders	—	—	—	—
Numerator for diluted earnings (loss) per share	$(59,063)	$1,250	$(156,263)	$55,585

Denominator:
Denominator for basic earnings per share - weighted-average shares	99,878	99,360	99,709	99,111
Effect of dilutive shares from restricted stock and performance share units	—	21	—	17
Denominator for diluted earnings per share - adjusted weighted-average shares	99,878	99,381	99,709	99,128

Basic earnings (loss) per common share:	$(0.59)	$0.01	$(1.57)	$0.56

Diluted earnings (loss) per common share:	$(0.59)	$0.01	$(1.57)	$0.56
We had a net loss for three and six months ended March 31, 2026. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2026	2025	2026	2025
Potentially dilutive shares excluded as anti-dilutive	1,450	3,543	1,663	2,121
Weighted-average price per share	$53.98	$48.45	$54.63	$56.82

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
Q2 FY26 FORM 10-Q | 21

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
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	March 31, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Corporate debt securities	$21,756	$—	$21,756	$—
Total	21,756	—	21,756	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	17,163	17,163	—	—
Investment in Tamboran	46,960	46,960	—	—
Other equity securities	1,691	1,691	—	—
Debt securities:
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	250	—	—	250
Total	$68,064	$65,814	$—	$2,250
As of March 31, 2026, our short-term security investments in held to maturity bonds totaled $0.2 million. These investments are measured at cost, less any impairments.
As of March 31, 2026, our equity security investments in geothermal energy were $9.1 million. These investments are measured at cost, less any impairments. Our other equity security investments totaled $8.4 million, of which $4.2 million was measured at fair value as of March 31, 2026. The remaining $4.2 million were measured at cost, less any impairments.

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
As of September 30, 2025, our equity security investments in geothermal energy and other equity security investments were $14.1 million and 6.7 million, respectively. These investments are measured at cost, less any impairments.
Q2 FY26 FORM 10-Q | 22

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
During the six months ended March 31, 2025, we sold our equity securities of 159.7 million shares in ADNOC Drilling and received net proceeds of approximately $193.3 million. During the six months ended March 31, 2025, we recognized a loss of approximately $12.4 million on our Unaudited Condensed Consolidated Statements of Operations, related to this investment.
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
On June 4, 2024, the Company entered into a convertible note agreement with Tamboran Corp. This note was utilized to relieve Tamboran's outstanding accounts receivable balance owed to the Company, and therefore no cash was exchanged as part of the transaction. The convertible note agreement provided that the notes converted into shares of common stock of Tamboran Corp. under certain circumstances in connection with an initial public offering in which its stock was listed on the NYSE or NASDAQ Stock Exchange. On June 26, 2024, Tamboran Corp. completed an initial public offering of its common stock on the NYSE and its common stock is listed on the NYSE, under the ticker "TBN." As a result of this offering, the convertible note of $9.4 million was converted into 0.5 million common shares in Tamboran Corp. Our shares received in this initial public offering were subject to a 180-day lockup period, which expired during the first fiscal quarter of 2025.
As of March 31, 2026, our combined equity ownership was approximately 4.5 percent representing 1.0 million common shares in Tamboran Corp. During the fiscal year ended September 30, 2025, our representation on the investee's board of directors ceased. As a result, we determined that we no longer have the ability to exert significant influence over the investee. We consider this investment to have a readily determinable fair value and in accordance with ASC 321, we continue to account for this investment using the fair value option with any changes in fair value recognized through net income (loss). Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income (loss) and recorded within Gain on investment securities on our Unaudited Condensed Consolidated Statements of Operations. During the three and six months ended March 31, 2026, we recognized gains of $19.5 million and $21.0 million as a result of the change in fair value of the investment compared to gains of $3.2 million and $2.1 million during the three and six months ended March 31, 2025.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2.
During the fiscal year ended September 30, 2025, we recorded a $29.6 million loss on our investment in Galileo, due to an allowance for credit loss on the convertible note, driven by heightened liquidity constraints and changes in governance, which led management to conclude that the fair value of the investment was not recoverable. As a result, the investment was fully reserved as of September 30, 2025. The loss was recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations. During the six months ended March 31, 2026, we released Galileo from this legal obligation, resulting in the full write-off of the investment.
Q2 FY26 FORM 10-Q | 23

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
The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been marked to fair value on a nonrecurring basis, for the periods presented below:

	Three Months Ended March 31,		Six Months Ended March 31,
(in millions)	2026	2025	2026	2025
Assets at beginning of period	$21,040	$30,845	$20,861	$30,090
Purchases	1,038	288	1,038	934
Sales	—	—	(124)	—
Total gain (loss):
Included in earnings	(4,531)	14,386	(4,228)	14,495
Assets at end of period	$17,547	$45,519	$17,547	$45,519
The aggregate gains and (losses) included in earnings during the three and six months ended March 31, 2026 and 2025 were attributable to the changes in fair value of various geothermal equity investments. These gains (losses) are included in Gain on investment securities on our Unaudited Condensed Consolidated Statements of Operations.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at March 31, 2026 and September 30, 2025.
The fair values of the long-term fixed-rate debt are based on broker quotes at March 31, 2026 and September 30, 2025. The unsecured senior notes and unsecured term loan agreement are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets. The secured term agreements are classified as nonpublic debt, meaning their value was directly negotiated between the involved parties and is not observable in the market. As a result, they are categorized as Level 3. Since this debt is nonpublic, the carrying value and the fair value of the loans are identical.
Q2 FY26 FORM 10-Q | 24

The following information presents the supplemental fair value information for our long-term fixed-rate debt, net at March 31, 2026 and September 30, 2025:

	Carrying Value at March 31, 2026	Fair Value at March 31, 2026 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$348,186	$—	$350,833	$—
2029 Notes	346,970	—	351,141	—
2031 Notes	546,637	—	491,772	—
2034 Notes	543,483	—	540,320	—

Secured term loan credit agreements:
2023 Oman Facility	33,802	—	—	33,802
2024 Oman Facility	37,098	—	—	37,098

Total long-term debt, net of current portion	$1,856,176	$—	$1,734,066	$70,900

	Carrying Value at September 30, 2025	Fair Value at September 30, 2025 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,675	$—	$352,261	$—
2029 Notes	346,602	—	348,688	—
2031 Notes	546,336	—	486,343	—
2034 Notes	543,197	—	538,417	—

Unsecured term loan credit agreement:
2027 Term Loan	199,020	—	201,292	—

Secured term loan credit agreements:
2023 Oman Facility	35,465	—	—	35,465
2024 Oman Facility	38,789	—	—	38,789

Total long-term debt, net of current portion	$2,057,084	$—	$1,927,001	$74,254

NOTE 11 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At March 31, 2026, we had outstanding purchase commitments for equipment, parts and supplies of approximately $147.2 million.
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
Q2 FY26 FORM 10-Q | 25

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
Segment Performance
In March 2026, we named a new Chief Executive Officer, Raymond John Adams III, who now serves as our chief operating decision maker ("CODM"). Our CODM evaluates segment performance and allocates resources based on segment operating income (loss) before income taxes. Components within segment operating income (loss), such as operating revenues and direct operating expenses, are used to monitor actual performance against forecasted results for each segment.
Segment operating income (loss) before income taxes includes:
•Revenues from external and internal customers
•Direct operating costs
•Depreciation and amortization
•Research and development
•Allocated general and administrative expenses
▪Acquisition transaction and integration costs
•Asset impairment charges
•Restructuring charges
but excludes gain on reimbursement of drilling equipment, other gain (loss) on sale of assets, corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction and integration costs, corporate asset impairment charges, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Q2 FY26 FORM 10-Q | 26

Summarized financial information of our reportable segments for the three and six months ended March 31, 2026 and 2025 is shown in the following tables:

	Three Months Ended March 31, 2026
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$517,020	$218,029	$171,378	$906,427
Intersegment revenues	225	292	—	517
Total revenues	517,245	218,321	171,378	906,944

Reconciliation of revenues:
All other revenues				48,607
Elimination of intersegment revenues				(23,189)
Total consolidated revenues				932,362

Less[1]:
Direct operating expenses	302,038	206,826	144,495	653,359
Depreciation & amortization	82,955	79,257	9,862	172,074
Research and development	7,115	—	—	7,115
Selling, general and administrative costs	13,401	4,249	2,654	20,304
Acquisition transaction and integration costs	—	1,198	352	1,550
Asset impairment charge	—	26,101	—	26,101
Restructuring charges	402	302	—	704
Segment operating income (loss)	111,334	(99,612)	14,015	25,737

Reconciliation of segment operating income (loss):
All other operating loss				(7,397)
Elimination of intersegment loss				(2,507)
Segment operating income				15,833
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
Q2 FY26 FORM 10-Q | 27

	Six Months Ended March 31, 2026
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$1,080,585	$447,315	$359,660	$1,887,560
Intersegment revenues	598	5,294	—	5,892
Total revenues	1,081,183	452,609	359,660	1,893,452

Reconciliation of revenues:
All other revenues				106,513
Elimination of intersegment revenues				(50,577)
Total consolidated revenues				1,949,388

Less[1]:
Direct operating expenses	627,171	412,399	301,775	1,341,345
Depreciation & amortization	167,199	157,378	20,682	345,259
Research and development	13,523	—	—	13,523
Selling, general and administrative costs	27,423	8,394	3,698	39,515
Acquisition transaction and integration costs	—	1,634	925	2,559
Asset impairment charge	97,922	26,101	2,128	126,151
Restructuring charges	402	1,620	—	2,022
Segment operating income (loss)	147,543	(154,917)	30,452	23,078

Reconciliation of segment operating income (loss):
All other operating loss				(8,620)
Elimination of intersegment loss				(3,302)
Segment operating income				11,156
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

	Three Months Ended March 31, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$599,451	$247,740	$149,080	$996,271
Intersegment revenues	243	169	—	412
Total revenues	599,694	247,909	149,080	996,683

Reconciliation of revenues:
All other revenues				45,524
Elimination of intersegment revenues				(26,168)
Total consolidated revenues				1,016,039

Less[1]:
Direct operating expenses	334,073	220,983	122,904	677,960
Depreciation & amortization	87,151	57,153	7,777	152,081
Research and development	9,502	—	—	9,502
Selling, general and administrative costs	15,484	4,546	964	20,994
Acquisition transaction and integration costs	34	210	60	304
Asset impairment charge	1,507	—	—	1,507
Segment operating income (loss)	151,943	(34,983)	17,375	134,335

Reconciliation of segment operating income (loss):
All other operating loss				(1,375)
Elimination of intersegment loss				(8,463)
Segment operating income				124,497
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
Q2 FY26 FORM 10-Q | 28

	Six Months Ended March 31, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$1,197,374	$295,220	$178,290	$1,670,884
Intersegment revenues	465	169	—	634
Total revenues	1,197,839	295,389	178,290	1,671,518

Reconciliation of revenues:
All other revenues				64,806
Elimination of intersegment revenues				(42,983)
Total consolidated revenues				1,693,341

Less[1]:
Direct operating expenses	666,420	275,411	145,565	1,087,396
Depreciation & amortization	175,487	61,981	9,757	247,225
Research and development	18,943	—	—	18,943
Selling, general and administrative costs	31,294	7,254	2,028	40,576
Acquisition transaction and integration costs	34	210	60	304
Asset impairment charge	1,507	—	—	1,507
Segment operating income (loss)	304,154	(49,467)	20,880	275,567

Reconciliation of segment operating income (loss):
All other operating loss				(601)
Elimination of intersegment loss				(8,361)
Segment operating income				266,605
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
The following table reconciles segment operating income per the tables above to income (loss) before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Segment operating income	$15,833	$124,497	$11,156	$266,605
Gain on reimbursement of drilling equipment	5,943	9,973	12,063	19,376
Other gain (loss) on sale of assets	1,305	884	(621)	(789)
Corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction and integration costs, corporate asset impairment charges, and corporate restructuring charges	(60,001)	(93,191)	(119,429)	(152,143)
Operating income (loss)	(36,920)	42,163	(96,831)	133,049
Other income (expense)
Interest and dividend income	2,155	7,257	4,913	28,998
Interest expense	(25,814)	(28,338)	(51,421)	(50,636)
Gain on investment securities	14,391	27,788	15,320	14,421
Foreign currency exchange gain (loss)	2,952	(6,018)	2,979	(6,921)
Other	(3,327)	1,596	(5,253)	1,956
Total other income (expense)	(9,643)	2,285	(33,462)	(12,182)
Income (loss) before income taxes	$(46,563)	$44,448	$(130,293)	$120,867
Q2 FY26 FORM 10-Q | 29

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	March 31, 2026	September 30, 2025
Total assets[1]
North America Solutions	$2,764,035	$2,957,139
International Solutions	2,385,101	2,426,613
Offshore Solutions	695,319	714,708
Other	291,651	360,037
	6,136,106	6,458,497
Investments and corporate operations	200,161	247,241
	$6,336,267	$6,705,738
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended March 31,		Six months ended March 31,
(in thousands)	2026	2025	2026	2025
Operating revenues
United States	$547,818	$588,251	$1,146,205	$1,216,931
Norway	86,028	78,305	174,713	78,305
Saudi Arabia	65,583	94,690	131,882	97,921
Oman	63,201	69,620	130,864	69,620
Azerbaijan	46,751	42,759	98,632	42,759
Argentina	35,934	44,952	71,527	79,611
Other foreign	87,047	97,462	195,565	108,194
Total	$932,362	$1,016,039	$1,949,388	$1,693,341
The following table presents property, plant and equipment by country based on the location of service provided:

(in thousands)	March 31, 2026	September 30, 2025
Property, plant and equipment, net
United States	$2,299,442	$2,503,045
Saudi Arabia	835,591	971,440
Oman	439,425	445,706
Other Foreign	402,722	392,883
Total	$3,977,180	$4,313,074

NOTE 13 SUBSEQUENT EVENTS

Subsequent to March 31, 2026, we completed the sale of Utica Square, a shopping center comprising approximately 371,000 leasable square feet located in Tulsa, Oklahoma, and included within our "Other" operations, receiving net proceeds of approximately $129.0 million, after deducting $4.9 million in selling fees. The property was classified as held-for-sale as of March 31, 2026, with a net book value of $12.9 million.
Subsequent to March 31, 2026, the Company fully repaid the remaining balance of $140.0 million outstanding under the Term Loan Credit Agreement. As a result of this repayment, no amounts remain outstanding under the Term Loan Credit Agreement.
Subsequent to March 31, 2026, an incident occurred involving a rig operating in Texas, which resulted in a fire and significant damage to the rig. Based on information available as of the date of this filing, management believes the rig is a total loss. The net book value of this rig was approximately $11.7 million at March 31, 2026. The Company maintains insurance coverage related to this asset and has initiated a claim with its insurance carrier. While the insurance carrier has not yet completed its assessment, management currently estimates that insurance proceeds could be in excess of the net book value if it is deemed to be a total loss. The timing and amount of recovery remain uncertain.
Q2 FY26 FORM 10-Q | 30

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
•the impact of geopolitical developments and tensions, war and uncertainty involving or in the geographic region of oil-producing countries (including the ongoing armed conflicts between Russia and Ukraine, the military conflict with Iran and the associated disruption to the Strait of Hormuz, other conflicts in the Middle East, and any related political or economic responses and counter-responses or otherwise by various global actors or the general effect on the global economy);
Q2 FY26 FORM 10-Q | 31

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

Executive Summary
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of March 31, 2026, our drilling rig fleet included a total of 337 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 203 rigs, the International Solutions segment with 130 rigs, and the Offshore Solutions segment with four offshore platform rigs as of March 31, 2026. Although the Offshore Solutions segment has a fleet of platform rigs, the majority of its revenues are derived from asset-light management contracts. At the close of the second quarter of fiscal year 2026, we had 204 active contracted rigs, of which 138 were under a fixed-term contract and 66 were working well-to-well, compared to 208 contracted rigs at September 30, 2025. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and to take advantage of future opportunities.

Market Outlook
Our revenues are primarily derived from the capital expenditures of companies involved in the exploration, development and production of crude oil and natural gas (“E&Ps”). Generally, the level of capital expenditures is dictated by capital budgets set to achieve respective production targets in relation to current and expected future prices of crude oil and natural gas, which are determined by various supply and demand factors and have historically been volatile. Over time, however, E&Ps have become more fiscally disciplined in their level of capital expenditures relative to commodity price fluctuations and the amount of free cash flows that can be returned to their shareholders, which has resulted in more stable and predictable demand for oilfield service businesses, including our operations.
Q2 FY26 FORM 10-Q | 32

In early calendar year 2025, the announcements by the U.S. government regarding the implementation of global tariffs and OPEC+ regarding the planned increase of crude oil supply created continued uncertainty in the global energy markets. More recently, heightened geopolitical tensions in the Middle East including ongoing armed conflict and instability affecting key energy-producing and transit regions, such as the Strait of Hormuz, and ongoing political developments in Venezuela have perpetuated and elevated the level of uncertainty further. These developments have contributed to increased volatility in global crude oil and natural gas prices and have led market participants to reassess supply risks, transportation reliability, and near-term capital allocation decisions. Although we do not anticipate that these announcements and events will have a direct material impact on the Company's operations or financial results, we believe the indirect effects of sustained geopolitical uncertainty, including the potential for supply-side disruptions and transportation risks may support increased drilling activity levels as operators seek to mitigate these potential disruptions and respond to elevated or more volatile commodity prices. Both crude oil and natural gas prices are volatile and global economic conditions heavily influence activity levels in the United States. In our international operations, commodity pricing has an impact on potential activity by our customers; however, other variables have a heavy influence on those activity levels, including disparate country budgets and the need to fund other commitments in certain areas.
During the six months ended March 31, 2026, we received notifications to resume operations on seven rigs in Saudi Arabia scheduled for the first half of calendar year 2026. Of these, six rigs are expected to be operational within that timeframe, while the reactivation date for the seventh rig is yet to be determined. As a result of these resumptions, the total number of operating rigs in the country is projected to reach 23 by the middle of calendar year 2026.

Recent Developments
Assets Held-for-Sale
In October 2025, we committed to a plan to scrap certain rigs and related assets across our operating segments as part of our fleet rationalization strategy. As a result, these assets were reclassified as held-for-sale and, where applicable, written down to fair value less cost to sell. This resulted in non-cash impairment charges of $97.9 million and $2.1 million in the North America Solutions and Offshore Solutions segments, respectively during the six months ended March 31, 2026.
Additionally, in March 2026, we identified an international drilling rig within our International Solutions segment that met the asset held-for-sale criteria and was therefore written down to fair value less cost to sell. This resulted in a non-cash impairment charge of $23.3 million during the six months ended March 31, 2026. During the six months ended March 31, 2026, we also recognized a non-cash impairment charge of $2.8 million related to assets previously classified as held-for-sale within our International Solutions segment.
Sale of Utica Square Property
Subsequent to March 31, 2026, we completed the sale of Utica Square, a shopping center comprising approximately 371,000 leasable square feet located in Tulsa, Oklahoma, and included within our "Other" operations, receiving net proceeds of approximately $129.0 million, after deducting $4.9 million in selling fees. The property was classified as held-for-sale as of March 31, 2026, with a net book value of $12.9 million.
Repayment of Term Loan
Subsequent to March 31, 2026, the Company fully repaid the remaining balance of $140.0 million outstanding under the Term Loan Credit Agreement. As a result of this repayment, no amounts remain outstanding under the Term Loan Credit Agreement.

Contract Backlog
As of March 31, 2026 and September 30, 2025, our total contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $8.3 billion and $7.0 billion, respectively. The increase was primarily due to an extension of an offshore operations and maintenance contract with a five-year term and additional extension options. Approximately 13.3 percent of the March 31, 2026 total backlog is reasonably expected to be fulfilled throughout the remainder of fiscal year 2026, as a majority of our contracts are long term.
Q2 FY26 FORM 10-Q | 33

The following table sets forth the total backlog by reportable segment as of March 31, 2026 and September 30, 2025:

(in billions)	March 31, 2026	September 30, 2025
Firm contracts[1]:
North America Solutions	$0.6	$0.5
International Solutions	3.4	3.4
Offshore Solutions	1.4	0.9
	5.4	4.8
Optional contract extension periods:
International Solutions[2]	0.8	0.7
Offshore Solutions	2.1	1.5
	2.9	2.2
Total backlog	$8.3	$7.0
(1)These amounts do not include anticipated contract renewals or expected performance bonuses.
(2)Included in the International Solutions reportable segment's backlog balance at March 31, 2026 is $0.5 billion of expected revenue from certain contracts in Saudi Arabia that have been temporarily suspended and are expected to gradually resume operations. The information presented in the table above reflects the fact that we expect these contracts to be extended for a period of time at least equal to the expected suspension period.
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

Results of Operations for the Three Months Ended March 31, 2026 and 2025
It is important to note that results presented for the three months ended March 31, 2025 reflect a full 90 days of H&P operations and 75 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
Consolidated Results of Operations
Net Income (Loss) Attributable to Helmerich & Payne Inc. We recorded a loss of $58.6 million ($(0.59) diluted share) for the three months ended March 31, 2026 compared to income of $1.7 million ($0.01 diluted share) for the three months ended March 31, 2025.
Operating Revenue During the three months ended March 31, 2026 and 2025, consolidated operating revenues were $0.9 billion and $1.0 billion, respectively. The decrease was primarily driven by lower activity levels in our North America Solutions and International Solutions segments, partially offset by higher activity levels in our Offshore Solutions segment.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $661.2 million and $701.7 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was also primarily driven by lower activity levels in our North America Solutions and International Solutions segments, partially offset by higher activity levels in our Offshore Solutions segment.
Other Operating Expenses Other operating expenses were $24.8 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by $21.3 million of incremental BENTEC™ manufacturing and engineering costs resulting from an additional 15 days of KCA Deutag operations during the three months ended March 31, 2026.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $180.7 million during the three months ended March 31, 2026 compared to $157.7 million during the three months ended March 31, 2025. The increase was primarily driven by $22.3 million of incremental depreciation and amortization expense resulting from an additional 15 days of KCA Deutag operations during the three months ended March 31, 2026..
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $71.1 million during the three months ended March 31, 2026 compared to $80.8 million during the three months ended March 31, 2025. The $9.7 million decrease was primarily driven by a $3.1 million decrease in labor and labor-related expenses and a $6.6 million decrease in other miscellaneous expenses.
Q2 FY26 FORM 10-Q | 34

Asset Impairment Charges During the three months ended March 31, 2026, we recorded a non-cash impairment charge of $26.1 million primarily related to certain assets that were reclassified as held‑for‑sale within our International Solutions segment. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.
Interest Expense Interest expenses were $25.8 million and $28.3 million for the three months ended March 31, 2026 and 2025, respectively. The decrease was mainly attributable to lower debt balances due to advanced payments on our unsecured term loan agreement . See Note 5—Debt for additional details related to our debt agreements.
Gain on Investment Securities During the three months ended March 31, 2026, we recognized an aggregate gain of $14.4 million on investment securities. The aggregate gain primarily consisted of a $19.5 million gain on our investment in Tamboran due to a change in the fair value of the investment. The gain was partially offset by a $5.0 million loss on a geothermal equity security due to a change in the fair value of the investment. During the three months ended March 31, 2025, we recognized a gain of $27.8 million on investment securities. The aggregate gain primarily consisted of $14.4 million, $10.2 million, and $3.2 million of gains on various geothermal investments, our investment in Galileo, and our investment in Tamboran, respectively, due to changes in the fair value of the investments.
Income Taxes For the three months ended March 31, 2026, we recorded income tax expense of $9.3 million (which includes a discrete tax expense of $0.5 million primarily related to equity compensation and unrecognized tax benefits) compared to income tax expense of $41.5 million for the three months ended March 31, 2025. Our statutory federal income tax rate for fiscal year 2026 and 2025 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$517,245	$599,694	(13.7)%
Direct operating expenses	302,038	334,073	(9.6)
Depreciation and amortization	82,955	87,151	(4.8)
Research and development	7,115	9,502	(25.1)
Selling, general and administrative expense	13,401	15,484	(13.5)
Acquisition transaction and integration costs	—	34	(100.0)
Asset impairment charges	—	1,507	(100.0)
Restructuring charges	402	—	—
Segment operating income	$111,334	$151,943	(26.7)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$215,207	$265,621	(19.0)
Revenue days[3]	12,208	13,416	(9.0)
Average active rigs[4]	136	149	(8.7)
Number of active rigs at the end of period[5]	137	150	(8.7)
Number of available rigs at the end of period	203	224	(9.4)
Reimbursements of "out-of-pocket" expenses	$60,401	$77,607	(22.2)
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
Operating Revenues Operating revenues were $517.2 million and $599.7 million in the three months ended March 31, 2026 and 2025, respectively. The decrease in operating revenues was primarily due to lower activity levels and per revenue day pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $302.0 million during the three months ended March 31, 2026 as compared to $334.1 million during the three months ended March 31, 2025. This decrease was primarily due to lower activity levels as discussed above.
Q2 FY26 FORM 10-Q | 35

Depreciation and Amortization Expense Depreciation expense decreased to $83.0 million during the three months ended March 31, 2026 compared to $87.2 million during the three months ended March 31, 2025. The decrease was primarily driven by a reduction in depreciable asset balances associated with the reclassification of assets to held‑for‑sale during the first quarter of fiscal year 2026. See Note 3—Property, Plant and Equipment for additional details related to our held-for-sale assets.
International Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$218,321	$247,909	(11.9)%
Direct operating expenses	206,826	220,983	(6.4)
Depreciation and amortization	79,257	57,153	38.7
Selling, general and administrative expense	4,249	4,546	(6.5)
Acquisition transaction and integration costs	1,198	210	470.5
Asset impairment charges	26,101	—	—
Restructuring charges	302	—	—
Segment operating loss	$(99,612)	$(34,983)	(184.7)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$11,495	$26,926	(57.3)
Revenue days[3]	5,492	6,198	(11.4)
Average active rigs[4]	61	69	(11.6)
Number of active rigs at the end of period[5]	64	76	(15.8)
Number of available rigs at the end of period	130	153	(15.0)
Reimbursements of "out-of-pocket" expenses	$12,785	$8,470	50.9
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
Operating Revenues Operating revenues were $218.3 million and $247.9 million in the three months ended March 31, 2026 and 2025, respectively. The $29.6 million decrease in operating revenues was primarily driven by lower activity levels, including the impact of a full‑period rig suspensions in Saudi Arabia during the three months ended March 31, 2026 compared to partial‑period rig suspensions during the three months ended March 31, 2025.
Direct Operating Expenses Direct operating expenses decreased to $206.8 million during the three months ended March 31, 2026 as compared to $221.0 million during the three months ended March 31, 2025. The decrease was primarily driven by lower activity levels as discussed above.
Depreciation and Amortization Expense Depreciation expense increased to $79.3 million during the three months ended March 31, 2026 compared to $57.2 million during the three months ended March 31, 2025. The increase was primarily driven by $19.0 million of incremental depreciation and amortization expense resulting from an additional 15 days of KCA Deutag operations during the three months ended March 31, 2026.
Asset Impairment Charges During the three months ended March 31, 2026, we recorded a non-cash impairment charge of $26.1 million primarily related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.
Q2 FY26 FORM 10-Q | 36

Offshore Solutions

	Three Months Ended March 31,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$171,378	$149,080	15.0%
Direct operating expenses	144,495	122,904	17.6
Depreciation and amortization	9,862	7,777	26.8
Selling, general and administrative expense	2,654	964	175.3
Acquisition transaction and integration costs	352	60	486.7
Segment operating income	$14,015	$17,375	(19.3)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$26,883	$26,176	2.7
Revenue days[3]	270	270	—
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	4	7	(42.9)
Reimbursements of "out-of-pocket" expenses	$27,575	$26,936	2.4
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
Operating Revenues Operating revenues were $171.4 million and $149.1 million in the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by $19.1 million of incremental operating revenues resulting from an additional 15 days of KCA Deutag operations during the three months ended March 31, 2026.
Direct Operating Expenses Direct operating expenses increased to $144.5 million during the three months ended March 31, 2026 as compared to $122.9 million during the three months ended March 31, 2025. The increase was primarily driven by $20.6 million of incremental direct operating expenses resulting from an additional 15 days of KCA Deutag operations during the three months ended March 31, 2026.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025	% Change
Operating revenues	$48,607	$45,524	6.8%
Direct operating expenses	50,617	43,088	17.5
Depreciation and amortization	1,900	1,531	24.1
Selling, general and administrative expense	3,325	2,259	47.2
Acquisition transaction and integration costs	162	21	671.4
Operating loss	$(7,397)	$(1,375)	(438.0)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $48.6 million and $45.5 million during the three months ended March 31, 2026 and 2025, respectively, consisted of $19.5 million and $17.9 million in intercompany premium revenues recorded by the Captives, respectively. These revenues were eliminated upon consolidation. During the three months ended March 31, 2026 and 2025, operating revenues also consisted of $26.4 million and $24.7 million from BENTEC's manufacturing and engineering operations, respectively, of which, $3.2 million and $7.9 million are related to intercompany revenues that were eliminated upon consolidation, respectively.
Q2 FY26 FORM 10-Q | 37

Direct Operating Expenses Direct operating expenses of $50.6 million and $43.1 million during the three months ended March 31, 2026 and 2025, respectively, consisted of $3.7 million and $10.3 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $11.8 million and $11.2 million, respectively, and medical stop loss expenses of $4.1 million and $5.2 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the three months ended March 31, 2026, direct operating expenses also consisted of $26.9 million from BENTEC's manufacturing and engineering operations, of which $3.2 million is related to intercompany expenses that were eliminated in consolidation. During the three months ended March 31, 2025, direct operating expenses also consisted of $12.2 million from BENTEC's manufacturing and engineering operations.

Results of Operations for the Six Months Ended March 31, 2026 and 2025
It is important to note that results presented for the six months ended March 31, 2025 reflect a full 182 days of H&P operations and 75 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
Consolidated Results of Operations
Net Income (Loss) Attributable to Helmerich & Payne Inc. We recorded a loss of $155.3 million ($(1.57) diluted share) for the six months ended March 31, 2026 compared to income of $56.4 million ($0.56 diluted share) for the six months ended March 31, 2025.
Operating Revenue During the six months ended March 31, 2026 and 2025, consolidated operating revenues were $1.9 billion and $1.7 billion, respectively. The increase was primarily driven by completion of the Acquisition, resulting in an additional $352.8 million of revenue during the six months ended March 31, 2026. The increase was partially offset by lower activity levels in the North America Solutions segment.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $1.3 billion and $1.1 billion for the six months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by completion of the Acquisition, resulting in an additional $296.5 million of direct operating expenses during the six months ended March 31, 2026. The increase was partially offset by lower activity levels in the North America Solutions segment.
Other Operating Expenses Other operating expenses were $56.1 million and $4.6 million for the six months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by completion of the Acquisition, resulting in an additional $51.3 million of costs associated with BENTEC™ manufacturing and engineering operations during the six months ended March 31, 2026.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $362.7 million during the six months ended March 31, 2026 compared to $256.7 million during the six months ended March 31, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $101.6 million of depreciation and amortization expense during the six months ended March 31, 2026.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $141.5 million during the six months ended March 31, 2026 compared to $143.9 million during the six months ended March 31, 2025.
Asset Impairment Charges During the six months ended March 31, 2026, we recorded a non-cash impairment charge of $129.2 million primarily related to certain assets that were reclassified as held‑for‑sale within our North America Solutions, International Solutions, and Offshore Solutions segments. The reclassifications required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.
Interest Expense Interest expenses were $51.4 million and $50.6 million for the six months ended March 31, 2026 and 2025, respectively. See Note 5—Debt for additional details related to our debt agreements.
Gain on Investment Securities During the six months ended March 31, 2026, we recognized an aggregate gain of $15.3 million on investment securities. The aggregate gain primarily consisted of a $21.0 million gain on our investment in Tamboran due to a change in the fair value of the investment. The gain was partially offset by a $5.0 million loss on a geothermal equity security due to a change in the fair value of the investment. During the six months ended March 31, 2025, we recognized an aggregate gain of $14.4 million on investment securities. The aggregate gain primarily consisted of $14.4 million, $10.2 million, and $2.1 million of gains on various geothermal investments, our investment in Galileo, and our investment in Tamboran, respectively, due to changes in the fair value of the investments. The gain was partially offset by a $12.4 million loss on our sale of equity investments in ADNOC Drilling.
Q2 FY26 FORM 10-Q | 38

Income Taxes For the six months ended March 31, 2026, we recorded income tax expense of $20.5 million (which includes a discrete tax expense of $4.8 million primarily related to equity compensation and unrecognized tax benefits) compared to income tax expense of $63.1 million (which includes a discrete tax expense of $0.7 million related to equity compensation) for the six months ended March 31, 2025. Our statutory federal income tax rate for fiscal year 2026 and 2025 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$1,081,183	$1,197,839	(9.7)%
Direct operating expenses	627,171	666,420	(5.9)
Depreciation and amortization	167,199	175,487	(4.7)
Research and development	13,523	18,943	(28.6)
Selling, general and administrative expense	27,423	31,294	(12.4)
Acquisition transaction and integration costs	—	34	(100.0)
Asset impairment charges	97,922	1,507	6,397.8
Restructuring charges	402	—	—
Segment operating income	$147,543	$304,154	(51.5)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$454,012	$531,419	(14.6)
Revenue days[3]	25,334	27,123	(6.6)
Average active rigs[4]	139	149	(6.7)
Number of active rigs at the end of period[5]	137	150	(8.7)
Number of available rigs at the end of period	203	224	(9.4)
Reimbursements of "out-of-pocket" expenses	$133,198	$146,034	(8.8)
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
Operating Revenues Operating revenues were $1.1 billion and $1.2 billion in the six months ended March 31, 2026 and 2025, respectively. The decrease in operating revenues was primarily due to lower activity levels and per revenue day pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $627.2 million during the six months ended March 31, 2026 as compared to $666.4 million during the six months ended March 31, 2025. This decrease was primarily due to lower activity levels as discussed above.
Depreciation and Amortization Expense Depreciation expense decreased to $167.2 million during the six months ended March 31, 2026 compared to $175.5 million during the six months ended March 31, 2025. The decrease was primarily driven by a reduction in depreciable asset balances associated with the reclassification of assets to held‑for‑sale during the first quarter of fiscal year 2026. See Note 3—Property, Plant and Equipment for additional details related to our held-for-sale assets.
Asset Impairment Charges During the six months ended March 31, 2026, we recorded a non-cash impairment charge of $97.9 million primarily related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.
Q2 FY26 FORM 10-Q | 39

International Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$452,609	$295,389	53.2%
Direct operating expenses	412,399	275,411	49.7
Depreciation and amortization	157,378	61,981	153.9
Selling, general and administrative expense	8,394	7,254	15.7
Acquisition transaction and integration costs	1,634	210	678.1
Asset impairment charges	26,101	—	—
Restructuring charges	1,620	—	—
Segment operating loss	$(154,917)	$(49,467)	(213.2)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$40,210	$19,978	101.3
Revenue days[3]	10,936	7,887	38.7
Average active rigs[4]	60	43	39.5
Number of active rigs at the end of period[5]	64	76	(15.8)
Number of available rigs at the end of period	130	153	(15.0)
Reimbursements of "out-of-pocket" expenses	$24,553	$10,589	131.9
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
Operating Revenues Operating revenues were $452.6 million and $295.4 million in the six months ended March 31, 2026 and 2025, respectively. The $157.2 million increase in operating revenues was primarily driven by additional $110.3 million in revenue generated from expanded operations following the Acquistion, and an additional $35.6 million in revenue from increased FlexRig® activity in Saudi Arabia, which began operations during the first quarter of fiscal year 2025.
Direct Operating Expenses Direct operating expenses increased to $412.4 million during the six months ended March 31, 2026 as compared to $275.4 million during the six months ended March 31, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $124.0 million in direct operating expenses. Additionally, direct operating expenses increased by $5.4 million attributable to increased FlexRig® activity in Saudi Arabia.
Depreciation and Amortization Expense Depreciation expense increased to $157.4 million during the six months ended March 31, 2026 compared to $62.0 million during the six months ended March 31, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $86.4 million in depreciation and amortization expense during the six months ended March 31, 2026.
Asset Impairment Charges During the six months ended March 31, 2026, we recorded a non-cash impairment charge of $26.1 million primarily related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges.
Q2 FY26 FORM 10-Q | 40

Offshore Solutions

	Six Months Ended March 31,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$359,660	$178,290	101.7%
Direct operating expenses	301,775	145,565	107.3
Depreciation and amortization	20,682	9,757	112.0
Selling, general and administrative expense	3,698	2,028	82.3
Acquisition transaction and integration costs	925	60	1,441.7
Asset impairment charges	2,128	—	—
Segment operating income	$30,452	$20,880	45.8

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$57,885	$32,725	76.9
Revenue days[3]	546	546	—
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	4	7	(42.9)
Reimbursements of "out-of-pocket" expenses	$67,239	$34,161	96.8
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
Operating Revenues Operating revenues were $359.7 million and $178.3 million in the six months ended March 31, 2026 and 2025, respectively. The $181.4 million increase in operating revenues was primarily driven by an additional $174.2 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $301.8 million during the six months ended March 31, 2026 as compared to $145.6 million during the six months ended March 31, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $154.7 million in direct operating expenses during the six months ended March 31, 2026.
Depreciation and Amortization Expense Depreciation expense increased to $20.7 million during the six months ended March 31, 2026 compared to $9.8 million during the six months ended March 31, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $12.2 million of depreciation and amortization expense during the six months ended March 31, 2026.
Asset Impairment Charges During the six months ended March 31, 2026, we recorded a non-cash impairment charge of $2.1 million related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. See Note 3—Property, Plant and Equipment for additional details related to the impairment charges
Q2 FY26 FORM 10-Q | 41

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Six Months Ended March 31,
(in thousands)	2026	2025	% Change
Operating revenues	$106,513	$64,806	64.4%
Direct operating expenses	100,324	60,825	64.9
Depreciation and amortization	3,799	1,933	96.5
Research and development	309	—	—
Selling, general and administrative expense	7,086	2,628	169.6
Acquisition transaction and integration costs	306	21	1,357.1
Asset impairment charges	3,036	—	—
Restructuring charges	273	—	—
Operating loss	$(8,620)	$(601)	(1,334.3)
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $106.5 million and $64.8 million during the six months ended March 31, 2026 and 2025, respectively, consisted of $37.9 million and $34.5 million in intercompany premium revenues recorded by the Captives, respectively. These revenues were eliminated upon consolidation. During the six months ended March 31, 2026 and 2025, operating revenues also consisted of $63.3 million and $24.7 million from BENTEC's manufacturing and engineering operations, respectively, of which, $6.8 million and $7.9 million are related to intercompany revenues that were eliminated upon consolidation, respectively.
Direct Operating Expenses Direct operating expenses of $100.3 million and $60.8 million during the six months ended March 31, 2026 and 2025, respectively, consisted of $2.1 million and $14.2 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $23.3 million and $21.7 million, respectively, and medical stop loss expenses of $6.7 million and $10.4 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the six months ended March 31, 2026, direct operating expenses also consisted of $60.6 million from BENTEC's manufacturing and engineering operations, of which $6.8 million is related to intercompany expenses that were eliminated in consolidation. During the six months ended March 31, 2025, direct operating expenses also consisted of $12.2 million from BENTEC's manufacturing and engineering operations.
Asset Impairment Charges During the six months ended March 31, 2026, we recorded a non-cash impairment charge of $3.0 million associated with previously capitalized in-process research and development expenses that were determined to have no alternative future use.

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
Q2 FY26 FORM 10-Q | 42

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
Net working capital (defined as current assets less current liabilities) was $609.4 million and $650.6 million as of March 31, 2026 and September 30, 2025, respectively.
As of March 31, 2026, we had cash and cash equivalents of $177.2 million and short-term investments of $22.0 million. Our cash flows for the six months ended March 31, 2026, and 2025 are presented below:

	Six Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$219,008	$214,404
Investing activities	(112,322)	(1,815,523)
Financing activities	(128,082)	311,107
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(471)	6,406
Net decrease in cash, cash equivalents and restricted cash	$(21,867)	$(1,283,606)
Operating Activities
Cash flows provided by operating activities were $219.0 million and $214.4 million for the six months ended March 31, 2026 and 2025, respectively. The change in cash provided by operating activities is primarily attributable to increased activity resulting from the completion of the Acquisition. Net cash outflows related to the change in working capital was $107.8 million and $55.0 million for the six months ended March 31, 2026 and 2025, respectively.
Investing Activities
Capital Expenditures Our capital expenditures during the six months ended March 31, 2026 were $130.4 million compared to $265.2 million during the six months ended March 31, 2025. The decrease in capital expenditures is driven by lower equipment overhauls and certain long-term projects.
Net Purchases and Sales of Short-Term Investments Our net purchases of short-term investments during the six months ended March 31, 2026 were $2.0 million compared to net sales of $261.6 million during the six months ended March 31, 2025. The activity during the six months ended March 31, 2025 is primarily driven by $193.3 million of net proceeds received from the liquidation of shares in ADNOC Drilling and our ongoing liquidity management.
Payment for the Acquisition of Business, Net of Cash Received During the six months ended March 31, 2025, H&P completed the Acquisition by paying approximately $2.0 billion in cash. This included acquiring $196.7 million in cash and cash equivalents, resulting in a net cash payment of $1.8 billion.
Sale of Assets Our proceeds from asset sales during the six months ended March 31, 2026 were $21.8 million compared to proceeds of $26.1 million during the six months ended March 31, 2025. The decrease in proceeds is mainly driven by lower reimbursement from customers for lost or damaged drill pipe and other used drilling equipment.
Financing Activities
Dividends We paid cash dividends of $0.50 per share during the six months ended March 31, 2026 and 2025. Total dividends paid were $50.7 million and $50.3 million during the six months ended March 31, 2026 and 2025, respectively.
Debt Issuance Proceeds On January 16, 2025, we received $400.0 million of proceeds from the Term Loan Credit Agreement. During the six months ended March 31, 2025, the Company received the final draw down of $1.4 million on the 2024 Oman facility. The receipt of funds from the 2024 Oman facility is reflected in Other within cash flows from financing activities of the Unaudited Condensed Consolidated Statements of Cash Flows. For additional information regarding debt issuance, refer to Note 5—Debt.
Q2 FY26 FORM 10-Q | 43

Debt Payments During the six months ended March 31, 2026, the Company repaid $60.0 million of the outstanding balance on the Term Loan Credit Agreement compared to $25.0 million repaid during the six months ended March 31, 2025. Additionally, during the six months ended March 31, 2026, the Company repaid an aggregate of $3.4 million under its 2024 and 2023 Oman facilities compared to an aggregate of $1.7 million repaid during the six months ended March 31, 2025. The repayments for the Oman facilities are reflected in Other within cash flows from financing activities of the Unaudited Condensed Consolidated Statements of Cash Flows. For additional information regarding debt issuance and repayment, refer to Note 5—Debt.
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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loan unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. During the three and six months ended March 31, 2026, the Company repaid $30.0 million and $60.0 million of the outstanding balance on the Term Loan Credit Agreement, respectively. As the debt was scheduled to mature in January 2027, the outstanding balance as of March 31, 2026, in the amount of $140.0 million, was reclassified to Current portion of long-term debt, net on the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2026. In April 2026, we repaid the remaining $140.0 million balance outstanding on the Term Loan Credit Agreement.
Q2 FY26 FORM 10-Q | 44

The benchmark rate is the Secured Overnight Financing Rate ("SOFR"). We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates range from 0.10 percent to 0.250 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2026, the spread over SOFR was 1.375 percent and commitment fees were 0.175 percent. As of March 31, 2026, the interest rate on the Term Loan Credit Agreement was 5.143 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan Credit Agreement was 5.166 percent and 5.339 percent for the three and six months ended March 31, 2026, respectively.
2024 Oman Facility
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. These secured bank loans are wholly denominated in Omani rial. The value of these borrowings in Omani rial is OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. During the three and six months ended March 31, 2026, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $41.4 million borrowings outstanding at March 31, 2026, a total of $3.4 million is payable within one year.
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
During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the three and six months ended March 31, 2026, the Company repaid $0.8 million and $1.7 million of the outstanding balance on the facility, respectively. Of the $38.1 million borrowings outstanding at March 31, 2026, a total of $3.4 million is payable within one year.
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
Q2 FY26 FORM 10-Q | 45

The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on March 31, 2026, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of March 31, 2026, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of March 31, 2026, we had $420.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $420.0 million, $234.4 million was outstanding as of March 31, 2026.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality. At March 31, 2026, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2026 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. Our indebtedness under our unsecured senior notes totaled $1.8 billion at March 31, 2026 and comprised of the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034. Our indebtedness under our unsecured term loan credit agreement totaled $140.0 million at March 31, 2026 and was fully repaid in April 2026. Our indebtedness under our secured term loan credit agreements totaled $79.5 million at March 31, 2026, of which $6.9 million is due within one year, and the remaining balance is required to be paid on a quarterly basis through the respective maturity dates of December 2033 and December 2034. This debt was allocated specifically to finance rig construction activities in Oman.
As of March 31, 2026, we had a $617.9 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations. As of March 31, 2026, we have recorded unrecognized tax benefits and related interest and penalties of approximately $18.9 million.

Material Commitments
Material commitments as reported in our 2025 Annual Report on Form 10-K have not changed significantly as of March 31, 2026, other than those disclosed in Note 5—Debt and Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements. As stated in Note 13—Subsequent Events, subsequent to March 31, 2026, the Company fully repaid the remaining balance of $140.0 million outstanding under the Term Loan Credit Agreement. As a result of this repayment, no amounts remain outstanding under the Term Loan Credit Agreement.
Q2 FY26 FORM 10-Q | 46

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

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
(in thousands)	2026	2025	2026	2025
NORTH AMERICA SOLUTIONS
Segment operating income	$111,334	$151,943	$147,543	$304,154
Add back:
Depreciation and amortization	82,955	87,151	167,199	175,487
Research and development	7,115	9,502	13,523	18,943
Selling, general and administrative expense	13,401	15,484	27,423	31,294
Acquisition transaction and integration costs	—	34	—	34
Asset impairment charges	—	1,507	97,922	1,507
Restructuring charges	402	—	402	—
Direct margin (Non-GAAP)	$215,207	$265,621	$454,012	$531,419

INTERNATIONAL SOLUTIONS
Segment operating loss	$(99,612)	$(34,983)	$(154,917)	$(49,467)
Add back:
Depreciation and amortization	79,257	57,153	157,378	61,981
Selling, general and administrative expense	4,249	4,546	8,394	7,254
Acquisition transaction and integration costs	1,198	210	1,634	210
Asset impairment charges	26,101	—	26,101	—
Restructuring charges	302	—	1,620	—
Direct margin (Non-GAAP)	$11,495	$26,926	$40,210	$19,978

OFFSHORE SOLUTIONS
Segment operating income	$14,015	$17,375	$30,452	$20,880
Add back:
Depreciation and amortization	9,862	7,777	20,682	9,757
Selling, general and administrative expense	2,654	964	3,698	2,028
Acquisition transaction and integration costs	352	60	925	60
Asset impairment charges	—	—	2,128	—
Direct margin (Non-GAAP)	$26,883	$26,176	$57,885	$32,725
Q2 FY26 FORM 10-Q | 47

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
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K filed with the SEC on November 21, 2025;

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, and as a result of the material weakness identified in internal control over financial reporting described in Part II, Item 9A of our 2025 Annual Report on Form 10-K being inapplicable in the current period, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2026 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
On January 16, 2025 (the "Acquisition Date"), H&P acquired KCA Deutag. We excluded KCA Deutag's internal controls over financial reporting from the scope of management's annual assessment of the effectiveness of the Company's controls and procedures for the period beginning on the Acquisition Date through December 31, 2025. This exclusion is in accordance with the general guidance issued by the Staff of the SEC that an assessment of a recent business combination may be omitted from management's report on internal control over financial reporting in the first year of consolidation. Beginning January 1, 2026, KCA Deutag has been fully incorporated into our internal controls over financial reporting.
There have been no other material changes in our internal control over financial reporting that have occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements for information regarding our legal proceedings.

ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors previously disclosed in Part I, Item 1A— “Risk Factors” in our 2025 Annual Report on Form 10-K.
Q2 FY26 FORM 10-Q | 48

ITEM 5. OTHER INFORMATION
Trading Plans
On March 30, 2026, Michael Lennox, Executive Vice President of Western Hemisphere Land, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 20,000 shares of Company common stock between June 30, 2026 and March 31, 2027, subject to certain conditions.

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

3.2	Amended and Restated By‑Laws of Helmerich & Payne, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed on September 12, 2024, SEC File No. 001-04221).
10.1	Amended and Restated 2024 Omnibus Incentive Plan (filed as Appendix A to the Definitive Proxy Statement on Schedule 14A on January 22, 2026 and incorporated herein by reference).
10.2	Transition Services and Retirement Agreement, dated February 26, 2026, by and between John W. Lindsay and Helmerich & Payne, Inc.
10.3	Transition Services and Retirement Agreement, dated March 12, 2026, by and between J. Kevin Vann and Helmerich & Payne, Inc.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended March 31, 2026, filed on May 7, 2026, formatted in Inline Extensive Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).
Q2 FY26 FORM 10-Q | 49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	May 7, 2026	By:	/S/ RAYMOND JOHN ADAMS III
Raymond John Adams III Director, President and Chief Executive Officer

Date:	May 7, 2026	By:	/S/ J. KEVIN VANN
J. Kevin Vann Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q2 FY26 FORM 10-Q | 50