Form 10-Q
period 2026-06-30
Helmerich & Payne, Inc.
filed 2026-08-06
CIK 46765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

CLASS	OUTSTANDING AT JULY 30, 2026
Common Stock, $0.10 par value	99,938,945

Q3 FY26 FORM 10-Q | 2

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
(in thousands except share data)	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$204,427	$196,848
Restricted cash	33,552	27,412
Short-term investments	26,960	21,496
Accounts receivable, net of allowance of $21,162 and $19,647, respectively	869,464	782,644
Inventories of materials and supplies, net	325,803	324,326
Prepaid expenses and other, net	97,592	97,518
Assets held-for-sale	12,659	15,231
Total current assets	1,570,457	1,465,475

Investments, net	72,856	68,198
Property, plant and equipment, net	3,865,332	4,313,074
Other Noncurrent Assets:
Goodwill	182,425	182,854
Intangible assets, net	423,633	485,540
Operating lease right-of-use assets	109,250	123,598
Other assets, net	62,821	66,999
Total other noncurrent assets	778,129	858,991

Total assets	$6,286,774	$6,705,738

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$207,365	$217,923
Dividends payable	25,416	25,199
Accrued liabilities	560,850	564,855
Current portion of long-term debt, net	6,859	6,859
Total current liabilities	800,490	814,836

Noncurrent Liabilities:
Long-term debt, net	1,855,257	2,057,084
Deferred income taxes	592,397	624,000
Retirement benefit obligations	98,815	109,864
Other	269,406	270,616
Total noncurrent liabilities	2,815,875	3,061,564
Commitments and Contingencies (Note 11)
Shareholders' Equity:
Common stock, $0.10 par value, 160,000,000 shares authorized, 112,222,865 shares issued as of June 30, 2026 and September 30, 2025, and 99,935,617 and 99,446,577 shares outstanding as of June 30, 2026 and September 30, 2025, respectively	11,222	11,222
Preferred stock, no par value, 1,000,000 shares authorized, no shares issued	—	—
Additional paid-in capital	514,167	513,050
Retained earnings	2,463,057	2,619,090
Accumulated other comprehensive income	30,233	44,964
Treasury stock, at cost,12,287,248 shares and 12,776,288 shares as of June 30, 2026 and September 30, 2025, respectively	(444,588)	(463,536)
Non-controlling interest	96,318	104,548
Total shareholders’ equity	2,670,409	2,829,338

Total liabilities and shareholders' equity	$6,286,774	$6,705,738
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY26 FORM 10-Q | 3

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
OPERATING REVENUES
Drilling services	$986,882	$1,037,876	$2,874,433	$2,724,883
Other	47,974	3,048	109,811	9,382
	1,034,856	1,040,924	2,984,244	2,734,265
OPERATING COSTS AND EXPENSES
Drilling services operating expenses, excluding depreciation and amortization	684,913	704,224	2,028,873	1,816,797
Other operating expenses	44,489	31,059	100,548	35,700
Depreciation and amortization	180,960	179,491	543,613	436,228
Research and development	5,909	7,777	19,571	26,558
Selling, general and administrative	65,849	65,506	207,373	209,407
Acquisition transaction and integration costs	1,671	8,623	7,814	49,025
Asset impairment charges	1,153	173,258	130,340	175,102
Restructuring charges	1,362	4,681	5,835	4,681
Gain on involuntary conversion	(13,581)	—	(13,581)	—
Gain on reimbursement of drilling equipment	(6,036)	(6,773)	(18,099)	(26,149)
Other (gain) loss on sale of assets	(120,044)	1,347	(119,423)	2,136
	846,645	1,169,193	2,892,864	2,729,485
OPERATING INCOME (LOSS)	188,211	(128,269)	91,380	4,780
Other income (expense)
Interest and dividend income	2,280	2,856	7,193	31,854
Interest expense	(24,439)	(29,200)	(75,860)	(79,836)
Gain (loss) on investment securities	(16,007)	(337)	(687)	14,084
Foreign currency exchange gain (loss)	1,885	(9,216)	4,864	(16,137)
Other	(1,411)	31,258	(6,664)	33,214
	(37,692)	(4,639)	(71,154)	(16,821)
Income (loss) before income taxes	150,519	(132,908)	20,226	(12,041)
Income tax expense	72,362	28,991	92,861	92,100
NET INCOME (LOSS)	78,157	(161,899)	(72,635)	(104,141)
Net income attributable to non-controlling interest	2,475	859	6,998	2,191
NET INCOME (LOSS) ATTRIBUTABLE TO HELMERICH & PAYNE, INC.	$75,682	$(162,758)	$(79,633)	$(106,332)

Earnings (loss) per share attributable to Helmerich & Payne, Inc.:
Basic	$0.74	$(1.64)	$(0.81)	$(1.08)
Diluted	$0.74	$(1.64)	$(0.81)	$(1.08)

Weighted average shares outstanding:
Basic	99,931	99,422	99,783	99,214
Diluted	100,030	99,422	99,783	99,214
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY26 FORM 10-Q | 4

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$78,157	$(161,899)	$(72,635)	$(104,141)
Other comprehensive income (loss), net of income taxes:
Net change related to employee benefit plans	—	53	934	160
Unrealized gain (loss) on available-for-sale debt security	—	(92)	—	808
Reclassification of gain on available-for-sale debt security	—	—	(296)	—
Foreign currency translation adjustment	(13,263)	8,476	(15,369)	14,883
Other comprehensive income (loss)	(13,263)	8,437	(14,731)	15,851
Comprehensive income (loss)	$64,894	$(153,462)	$(87,366)	$(88,290)
Comprehensive income attributable to non-controlling interest	2,475	859	6,998	2,191
Comprehensive income (loss) attributable to Helmerich & Payne, Inc.	$62,419	$(154,321)	$(94,364)	$(90,481)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY26 FORM 10-Q | 5

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Nine Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2025	112,222	$11,222	$513,050	$2,619,090	$44,964	12,776	$(463,536)	$104,548	$2,829,338
Comprehensive income (loss):
Net income (loss)	—	—	—	(96,706)	—	—	—	1,775	(94,931)
Other comprehensive loss	—	—	—	—	(2,284)	—	—	—	(2,284)
Dividends declared ($0.25 per share)	—	—	—	(25,456)	—	—	—	—	(25,456)
Dividends declared and distributions to non-controlling interest	—	—	—	—	—	—	—	(7,000)	(7,000)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(21,608)	—	—	(403)	15,773	—	(5,835)
Stock-based compensation	—	—	9,287	—	—	—	—	—	9,287
Other	—	—	(786)	—	—	—	—	(57)	(843)
Balance at December 31, 2025	112,222	$11,222	$499,943	$2,496,928	$42,680	12,373	$(447,763)	$99,266	$2,702,276
Comprehensive income (loss):
Net income (loss)	—	—	—	(58,609)	—	—	—	2,748	(55,861)
Other comprehensive income	—	—	—	—	816	—	—	—	816
Dividends declared ($0.25 per share)	—	—	—	(25,425)	—	—	—	—	(25,425)
Dividends declared and distributions to non-controlling interest	—	—	—	—	—	—	—	(842)	(842)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(2,829)	—	—	(68)	2,513	—	(316)
Stock-based compensation	—	—	10,387	—	—	—	—	—	10,387
Other	—	—	(978)	(106)	—	—	—	(94)	(1,178)
Balance at March 31, 2026	112,222	$11,222	$506,523	$2,412,788	$43,496	12,305	$(445,250)	$101,078	$2,629,857
Comprehensive income (loss):
Net income	—	—	—	75,682	—	—	—	2,475	78,157
Other comprehensive loss	—	—	—	—	(13,263)	—	—	—	(13,263)
Dividends declared ($0.25 per share)	—	—	—	(25,413)	—	—	—	—	(25,413)
Dividends declared and distributions to non-controlling interest	—	—	—	—	—	—	—	(7,158)	(7,158)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(909)	—	—	(18)	662	—	(247)
Stock-based compensation	—	—	8,339	—	—	—	—	—	8,339
Other	—	—	214	—	—	—	—	(77)	137
Balance at June 30, 2026	112,222	$11,222	$514,167	$2,463,057	$30,233	12,287	$(444,588)	$96,318	$2,670,409
Q3 FY26 FORM 10-Q | 6

	Nine Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Non-controlling Interest
(in thousands, except per share amounts)	Shares	Amount				Shares	Amount		Total
Balance at September 30, 2024	112,222	$11,222	$518,083	$2,883,590	$(6,350)	13,467	$(489,393)	$—	$2,917,152
Comprehensive income:
Net income	—	—	—	54,772	—	—	—	—	54,772
Other comprehensive income	—	—	—	—	363	—	—	—	363
Dividends declared ($0.25 per share)	—	—	—	(25,151)	—	—	—	—	(25,151)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(23,125)	—	—	(431)	16,212	—	(6,913)
Stock-based compensation	—	—	6,851	—	—	—	—	—	6,851
Other	—	—	(293)	—	—	—	—	—	(293)
Balance at December 31, 2024	112,222	$11,222	$501,516	$2,913,211	$(5,987)	13,036	$(473,181)	$—	$2,946,781
Comprehensive income:
Net income	—	—	—	1,654	—	—	—	1,332	2,986
Other comprehensive income	—	—	—	—	7,051	—	—	—	7,051
Non-controlling interest in connection with business acquisition	—	—	—	—	—	—	—	116,061	116,061
Dividends declared ($0.25 per share)	—	—	—	(25,257)	—	—	—	(104)	(25,361)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(11,974)	—	—	(228)	8,280	—	(3,694)
Stock-based compensation	—	—	8,098	—	—	—	—	—	8,098
Other	—	—	341	—	—	—	—	—	341
Balance at March 31, 2025	112,222	$11,222	$497,981	$2,889,608	$1,064	12,808	$(464,901)	$117,289	$3,052,263
Comprehensive income (loss):
Net income (loss)	—	—	—	(162,758)	—	—	—	859	(161,899)
Other comprehensive income	—	—	—	—	8,437	—	—	—	8,437
Dividends declared ($0.25 per share)	—	—	—	(25,201)	—	—	—	—	(25,201)
Distributions to non-controlling interests	—	—	—	—	—	—	—	(15,381)	(15,381)
Vesting of restricted stock awards, net of shares withheld for employee taxes	—	—	(982)	—	—	(19)	832	—	(150)
Stock-based compensation	—	—	7,888	—	—	—	—	—	7,888
Other	—	—	770	—	—	—	—	—	770
Balance at June 30, 2025	112,222	$11,222	$505,657	$2,701,649	$9,501	12,789	$(464,069)	$102,767	$2,866,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q3 FY26 FORM 10-Q | 7

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,635)	$(104,141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	543,613	436,228
Asset impairment charges	130,340	175,102
Amortization of debt discount and debt issuance costs	4,230	4,799
Stock-based compensation	28,013	22,837
(Gain) loss on investment securities	687	(14,084)
Gain on involuntary conversion	(13,581)	—
Gain on reimbursement of drilling equipment	(18,099)	(26,149)
Other (gain) loss on sale of assets	(119,423)	2,136
Deferred income tax	(28,980)	(64,649)
Other	(4,974)	5,832
Change in assets and liabilities
Accounts receivable	(66,165)	2,299
Inventories of materials and supplies	1,079	(17,538)
Prepaid expenses and other	(900)	(56,792)
Other noncurrent assets	4,087	(14,610)
Accounts payable	(8,283)	(1,108)
Accrued liabilities	(947)	(72,884)
Other noncurrent liabilities	(5,384)	58,722
Net cash provided by operating activities	372,678	336,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(200,198)	(362,232)
Purchase of short-term investments	(49,640)	(111,678)
Purchase of long-term investments	(2,239)	(2,055)
Payment for acquisition of business, net of cash acquired	—	(1,838,852)
Proceeds from sale of short-term investments	42,542	373,028
Proceeds from sale of long-term investments	—	31,990
Insurance proceeds from involuntary conversion	2,500	2,366
Proceeds from asset sales	35,797	34,923
Proceeds from real estate asset sales	127,667	—
Other	(686)	—
Net cash used in investing activities	(44,257)	(1,872,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(76,077)	(75,534)
Distributions to non-controlling interests	(15,000)	(15,380)
Proceeds from debt issuance	—	400,000
Debt issuance costs	—	(2,629)
Payments for employee taxes on net settlement of equity awards	(6,398)	(10,759)
Payments on unsecured long-term debt	(200,000)	(73,000)
Other	(5,145)	(2,044)
Net cash provided by (used in) financing activities	(302,620)	220,654
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,393)	14,322
Net increase (decrease) in cash, cash equivalents and restricted cash	13,408	(1,301,534)
Cash, cash equivalents and restricted cash, beginning of period	225,900	1,528,660
Cash, cash equivalents and restricted cash, end of period	$239,308	$227,126
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY26 FORM 10-Q | 8

HELMERICH & PAYNE, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
(in thousands)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period:
Interest paid	$82,625	$67,724
Income tax paid	78,493	164,631
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases	25,828	41,038
Non-cash operating and investing activities:
Change in accounts payable and accrued liabilities related to purchases of property, plant and equipment	(765)	11,943
Changes in accounts receivable related to the involuntary conversion	22,500	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
Q3 FY26 FORM 10-Q | 9

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
Our Segments
During the nine months ended June 30, 2026, we announced the rebranding of our Kenera business unit to BENTEC™. The BENTEC™ name, already recognized in the market, will now represent all products and services previously associated with Kenera and its sub-brands.
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
As of June 30, 2026 and September 30, 2025, restricted cash was $34.9 million and $29.1 million, respectively. Of the total at June 30, 2026 and September 30, 2025, $33.6 million and $27.4 million, respectively, represents the amount management has elected to restrict for the purpose of potential insurance claims in our wholly-owned captive insurance companies. Additionally, of the total at September 30, 2024, $1.2 billion represents net proceeds from senior notes issued in fiscal year 2024 to finance the purchase price of the entire issued share capital (the "Acquisition") of KCA Deutag International Limited ("KCA Deutag") and to repay certain of KCA Deutag's outstanding indebtedness. These proceeds were subsequently used during the fiscal year ended September 30, 2025 to fund the Acquisition. The restricted amounts are primarily invested in short-term money market securities.
Q3 FY26 FORM 10-Q | 10

Cash, cash equivalents, and restricted cash are reflected on the Unaudited Condensed Consolidated Balance Sheets as follows:

	June 30,		September 30,
(in thousands)	2026	2025	2025	2024
Current Assets:
Cash and cash equivalents	$204,427	$166,074	$196,848	$217,341
Restricted cash	33,552	59,412	27,412	68,902
Other Noncurrent Assets:
Restricted cash	1,329	1,640	1,640	1,242,417
Total cash, cash equivalents, and restricted cash	$239,308	$227,126	$225,900	$1,528,660
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
Standards that are not yet adopted as of June 30, 2026
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
Q3 FY26 FORM 10-Q | 11

Self-Insurance
We continue to use our captive insurance companies to fund the self-insured retentions ("SIRs") and deductibles for our domestic workers’ compensation, general liability, automobile liability programs, medical stop-loss program, and certain international casualty and property programs. Our operating subsidiaries are paying premiums to the Captives, typically on a monthly basis, for the estimated losses based primarily on an external actuarial analysis. These premiums are currently held in a restricted cash account, resulting in a transfer of risk from our operating subsidiaries to the Captives. These intercompany insurance premiums are reflected as segment operating expenses within the North America Solutions, International Solutions, and Offshore Solutions reportable operating segments and are reflected as intersegment sales within "Other." Intercompany premium revenues recorded by the Captives during the three months ended June 30, 2026 and 2025 amounted to $17.3 million and $16.3 million, respectively, and $55.2 million and $50.8 million during the nine months ended June 30, 2026 and 2025, respectively, which were eliminated upon consolidation. Direct operating costs consisted primarily of adjustments to accruals for estimated losses of $(3.7) million and $29.3 million during the three months ended June 30, 2026 and 2025, respectively, and $(1.6) million and $43.5 million during the nine months ended June 30, 2026 and 2025, respectively, and rig and casualty insurance premiums of $12.6 million and $10.1 million during the three months ended June 30, 2026 and 2025, respectively, and $35.9 million and $31.8 million during the nine months ended June 30, 2026 and 2025, respectively. Our medical stop loss operating expenses for the three months ended June 30, 2026 and 2025 were $4.8 million and $4.4 million, respectively, and $11.5 million and $14.8 million for the nine months ended June 30, 2026 and 2025, respectively. These operating costs were recorded within Drilling services operating expenses in our Unaudited Condensed Consolidated Statements of Operations.
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
Q3 FY26 FORM 10-Q | 12

Approximately 42.7 percent and 41.7 percent of our operating revenues were generated from international locations during the three and nine months ended June 30, 2026 compared to 36.7 percent and 31.4 percent during the three and nine months ended June 30, 2025, respectively. Although we attempt to minimize the potential impact of such risks by operating in more than one geographical area, approximately 15.7 percent and 16.2 percent of our total consolidated operating revenues were from operations in the Middle East during the three and nine months ended June 30, 2026 compared to 16.1 percent and 13.2 percent during the three and nine months ended June 30, 2025, respectively. The majority of our operating revenues in the Middle East were from operations in Saudi Arabia and Oman. During the three and nine months ended June 30, 2026, a single customer in Saudi Arabia accounted for 7.2 percent and 6.9 percent of our total consolidated operating revenues, compared to 10.0 percent and 7.4 percent during the three and nine months ended June 30, 2025. This customer has the ability to suspend rigs and a portion of our rigs with this customer are currently suspended. The future occurrence of one or more international events arising from the types of risks described above could have a material adverse impact on our business, financial condition and results of operations.

NOTE 3 PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment as of June 30, 2026 and September 30, 2025 consisted of the following:

(in thousands)	Estimated Useful Lives	June 30, 2026	September 30, 2025
Drilling services equipment	2 - 15 years	$7,728,614	$8,168,906
Tubulars	4 years	616,790	597,933
Real estate properties	10 - 45 years	5,613	8,223
Other	2 - 23 years	634,193	620,908
Construction in progress[1]		161,097	182,942
		9,146,307	9,578,912
Accumulated depreciation		(5,280,975)	(5,265,838)
Property, plant and equipment, net		$3,865,332	$4,313,074

Assets held-for-sale		$12,659	$15,231
(1)Included in construction in progress are costs for projects in progress to upgrade or refurbish certain rigs in our existing fleet. Additionally, we include other advances for capital maintenance purchase-orders that are open/in process. As these various projects are completed, the costs are then classified to their appropriate useful life category.
Depreciation and Abandonments
Depreciation expense, including abandonments, was $162.8 million and $160.8 million for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense, including abandonments, was $487.6 million and $405.1 million for the nine months ended June 30, 2026 and 2025, respectively. These expenses are recorded within Depreciation and amortization on our Unaudited Condensed Consolidated Statements of Operations.
In April 2026, an incident involving a rig operating in Texas resulted in a fire that caused significant damage to the asset. Based on information available as of the date of this filing, management has concluded that the rig is a total loss. The rig had a net book value of approximately $11.4 million as of March 31, 2026. The Company maintains insurance coverage for this asset and has initiated a claim with its insurance carrier. Although the insurer's assessment of the claim has not yet been finalized, the Company reached an agreement with the insurer during the three months ended June 30, 2026 for a partial settlement of $25.0 million.
The loss of $11.4 million was recognized as abandonment expense within Depreciation and amortization in the Company's Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2026. Consistent with applicable accounting guidance, the related insurance recovery was recognized in the same financial statement line item and was limited to the amount of the recognized loss. Accordingly, an insurance recovery of $11.4 million offset the abandonment expense during the period. The remaining insurance proceeds of approximately $13.6 million, representing the portion of the partial settlement in excess of the related loss, were recognized in Gain from involuntary conversion in the Company's Unaudited Condensed Consolidated Statements of Operations during the three months ended June 30, 2026. As of June 30, 2026, we received $2.5 million of the related insurance proceeds. The remaining $22.5 million of insurance proceeds was collected in July 2026.
Q3 FY26 FORM 10-Q | 13

Assets Held-for-Sale
The following is a summary of the changes in the balance (in thousands) of our assets held-for-sale for the period indicated below:

Balance at September 30, 2025	$15,231
Additions	17,491
Disposals	(17,283)
Impairment expense	(2,780)
Balance at June 30, 2026	$12,659
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
Fiscal Year 2026 Activity
In October 2025, we committed to a plan to scrap 30 rigs and auxiliary equipment within our North America Solutions segment and three rigs within our Offshore Solutions segment as part of our strategy to right size our fleet and reduce expenses. Of the 30 North America Solutions rigs, 10 were previously decommissioned. The book values of those assets in our North America Solutions and Offshore Solutions segments were written down to the fair value less estimated cost to sell, and were reclassified as held-for-sale during the nine months ended June 30, 2026. As a result, we recognized a non-cash impairment charge of $97.9 million and $2.1 million in the North America Solutions and Offshore Solutions segments respectively, during the nine months ended June 30, 2026, in the Unaudited Condensed Consolidated Statements of Operations. In March 2026, we identified an additional $2.2 million of Offshore Solutions assets to be sold that were reclassified to held-for-sale. The estimated fair value of the Offshore Solutions assets exceeded the carrying value and therefore no impairment was recognized.
In October 2025, we identified six land rigs, inventory, and auxiliary assets within our International Solutions operating segment that met the asset held-for-sale criteria with an aggregate net book value of $6.4 million. The carrying amounts of these assets were determined to be equal to their estimated fair values; therefore, no impairment charge was recognized. In March 2026, we identified an international drilling rig that met the asset held-for-sale criteria. The rig's net book value of $23.5 million was written down to its estimated scrap value of $0.2 million, which represents fair value, resulting in a non-cash impairment charge of $23.3 million in our International Solutions segment during the nine months ended June 30, 2026. During the nine months ended June 30, 2026, we recognized a non-cash impairment charge of $2.8 million to write down assets previously classified as held‑for‑sale to their estimated fair value less costs to sell. In June 2026, we identified two additional international drilling rigs that met the held-for-sale criteria. The book values of those assets were written down to the fair value less estimated cost to sell. As a result, we recognized a non-cash impairment charge of $1.2 million in our International Solutions segment during the three and nine months ended June 30, 2026.
During the three months ended June 30, 2026, we completed the sale of Utica Square, a shopping center comprising approximately 371,000 leasable square feet located in Tulsa, Oklahoma, and included within our "Other" operations, receiving net proceeds of approximately $127.7 million. After considering the property's net book value and selling costs, the transaction resulted in a $114.8 million gain during the three and nine months ended June 30, 2026. The gain on sale is recorded in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statements of Operations.
Gain on Reimbursement of Drilling Equipment
We recognized a gain of $6.0 million and $18.1 million during the three and nine months ended June 30, 2026 as compared to a gain of $6.8 million and $26.1 million during the three and nine months ended June 30, 2025, respectively, related to customer reimbursement for the current replacement value of lost or damaged drill pipe. Gains related to these tubular assets are recorded in Gain on reimbursement of drilling equipment within our Unaudited Condensed Consolidated Statements of Operations.
Q3 FY26 FORM 10-Q | 14

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
The following table sets forth our goodwill balance by segment for the periods indicated:

(in thousands)	North America Solutions	Offshore Solutions	Total
Goodwill balance at September 30, 2025	$45,653	$137,201	$182,854
Foreign currency translation adjustment	—	(429)	(429)
Goodwill balance at June 30, 2026	$45,653	$136,772	$182,425
Indefinite-lived Intangible
After initial recognition, acquired in-process research and development ("IPR&D") projects are considered indefinite-lived until the abandonment or completion of the associated research and development effort. Acquired IPR&D is not amortized, but is subject to an annual impairment assessment. Included in Intangible assets, net, on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025 was $1.4 million and $3.2 million, of IPR&D, respectively. During the nine months ended June 30, 2026, we recorded a non-cash impairment charge of $3.0 million, associated with previously capitalized IPR&D that were determined to have no alternative future use. This amount is included in Asset impairment charges on our Unaudited Condensed Consolidated Statements of Operations. Additionally, during the nine months ended June 30, 2026, $0.2 million in IPR&D projects were completed and reclassified to a finite-lived intangible asset.
Finite-lived Intangibles
Finite-lived intangible assets are amortized using the straight-line method over the period in which these assets contribute to our cash flows and are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with our policies for valuation of long-lived assets.
Our finite-lived intangible assets consist of the following:

		June 30, 2026
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,725	$(53,232)	$455	$57,948
Customer relationships	9 years	432,200	(91,002)	9,190	350,388
Intellectual property	13 years	2,000	(941)	—	1,059
Trade name	13 years	16,570	(3,970)	231	12,831
		$561,495	$(149,145)	$9,876	$422,226

		September 30, 2025
(in thousands)	Weighted Average Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
Finite-lived intangible assets:
Developed technology	14 years	$110,516	$(47,278)	$649	$63,887
Customer relationships	9 years	432,200	(42,077)	13,093	403,216
Intellectual property	13 years	2,000	(821)	—	1,179
Trade name	13 years	16,725	(3,088)	329	13,966
		$561,441	$(93,264)	$14,071	$482,248
Amortization expense in the Unaudited Condensed Consolidated Statements of Operations was $18.2 million and $18.7 million for the three months ended June 30, 2026 and 2025, respectively and $56.0 million and $31.1 million for the nine months ended June 30, 2026 and 2025, respectively.
Q3 FY26 FORM 10-Q | 15

Over the next five years, amortization expense is estimated to be as follows:

(in thousands)
Fiscal year:
Remainder of 2026	$18,183
2027	72,730
2028	72,730
2029	47,913
2030	35,125

NOTE 5 DEBT
As of June 30, 2026 and September 30, 2025, we have the following debt outstanding with maturities shown in the following table:

	June 30, 2026			September 30, 2025
(in thousands)	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value	Face Amount	Unamortized Discount and Debt Issuance Cost	Book Value
Unsecured senior notes:
Due December 1, 2027	$350,000	$(1,554)	$348,446	$350,000	$(2,326)	$347,674
Due December 1, 2029	350,000	(2,842)	347,158	350,000	(3,398)	346,602
Due September 29, 2031	550,000	(3,213)	546,787	550,000	(3,664)	546,336
Due December 1, 2034	550,000	(6,371)	543,629	550,000	(6,803)	543,197
Total unsecured senior notes	$1,800,000	$(13,980)	$1,786,020	$1,800,000	$(16,191)	$1,783,809

Unsecured term loan credit agreement:
Due January 15, 2027	—	—	—	200,000	(980)	199,020

Secured term loan credit agreements:
Due December 31, 2033	37,212	(807)	36,405	39,789	(888)	38,901
Due December 31, 2034	40,523	(832)	39,691	43,091	(878)	42,213
Total secured term loan credit agreements	$77,735	$(1,639)	$76,096	$82,880	$(1,766)	$81,114

Total debt	$1,877,735	$(15,619)	$1,862,116	$2,082,880	$(18,937)	$2,063,943

Less: current portion of long-term debt	(6,859)	—	(6,859)	(6,859)	—	(6,859)
Total long-term debt, net	$1,870,876	$(15,619)	$1,855,257	$2,076,021	$(18,937)	$2,057,084
The principal amount and maturities of our long-term debt as of June 30, 2026 are summarized in the table below:

(in thousands)
Fiscal year:
Remainder of 2026	$1,715
2027	6,859
2028	356,859
2029	8,577
2030	360,862
Thereafter	1,142,863
Total	$1,877,735
Q3 FY26 FORM 10-Q | 16

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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loan unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. During the three and nine months ended June 30, 2026, the Company repaid $140.0 million and $200.0 million of the outstanding balance on the Term Loan Credit Agreement, respectively. As a result of the repayments, no amounts remain outstanding under the Term Loan Credit Agreement.
Q3 FY26 FORM 10-Q | 17

The benchmark rate was the Secured Overnight Financing Rate ("SOFR"). We could elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate was the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate was a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also paid a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees were determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranged from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates ranged from 0.10 percent to 0.250 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan Credit Agreement was 5.143 percent and 5.329 percent for the three and nine months ended June 30, 2026, respectively.
2024 Oman Facility
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. These secured bank loans are wholly denominated in Omani rial. The original principal value of these borrowings in Omani rial was OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. During the three and nine months ended June 30, 2026, the Company repaid $0.9 million and $2.6 million of the outstanding balance on the facility, respectively. Of the $40.5 million borrowings outstanding at June 30, 2026, a total of $3.4 million is payable within one year.
There is an annual financial covenant in the 2024 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2024 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
2023 Oman Facility
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. These secured bank loans are wholly denominated in Omani rial. The original principal value of these borrowings in Omani rial was OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the three and nine months ended June 30, 2026, the Company repaid $0.9 million and $2.6 million of the outstanding balance on the facility, respectively. Of the $37.2 million borrowings outstanding at June 30, 2026, a total of $3.4 million is payable within one year.
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
Q3 FY26 FORM 10-Q | 18

The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on June 30, 2026, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2026, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of June 30, 2026, we had $420.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $420.0 million, $264.7 million was outstanding as of June 30, 2026.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.
At June 30, 2026, we were in compliance with all debt covenants.

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
Our income tax expense for the three months ended June 30, 2026 and 2025 was $72.4 million and $29.0 million, respectively, resulting in effective tax rates of 48.1 percent and (21.8) percent, respectively. Our income tax expense for the nine months ended June 30, 2026 and 2025 was $92.9 million and $92.1 million, respectively, resulting in effective tax rates of 459.1 percent and (764.9) percent, respectively. Effective tax rates differ from the U.S. federal statutory rate of 21.0 percent for the three and nine months ended June 30, 2026 and 2025, primarily due to non-deductible goodwill impairment for fiscal year 2025, permanent non-deductible items, foreign losses for which no tax benefit has been recognized, state and foreign income taxes, and discrete adjustments. The discrete adjustments are primarily due to equity compensation, return to provision adjustments, and unrecognized tax benefits.
As of June 30, 2026, we have recorded unrecognized tax benefits and related interest and penalties of approximately $19.3 million. We cannot predict with certainty if we will achieve ultimate resolution of any additional uncertain tax positions associated with our U.S. and international operations resulting in any additional material increases or decreases of our unrecognized tax benefits for the next twelve months.

NOTE 7 SHAREHOLDERS’ EQUITY
The Company has an evergreen authorization from the Board of Directors for the repurchase of up to four million common shares in any calendar year. The repurchases may be made using our cash and cash equivalents or other available sources and are held as treasury shares on our Unaudited Condensed Consolidated Balance Sheets. We did not make any share repurchases during the three and nine months ended June 30, 2026 and 2025.
A cash dividend of $0.25 per share was declared on June 3, 2026 for shareholders of record on August 18, 2026, payable on September 1, 2026. As a result, we recorded a Dividend payable of $25.4 million on our Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026.
Q3 FY26 FORM 10-Q | 19

Accumulated Other Comprehensive Income
Components of accumulated other comprehensive income were as follows:

	June 30,	September 30,
(in thousands)	2026	2025
Pre-tax amounts:
Unrealized pension actuarial gain on defined benefit pension plans	$4,546	$3,336
Unrealized gain on available-for-sale debt security	—	383
Foreign currency translation adjustment	25,577	45,682
	$30,123	$49,401
After-tax amounts:
Unrealized pension actuarial gain on defined benefit pension plans	$5,404	$4,470
Unrealized gain on available-for-sale debt security	—	296
Foreign currency translation adjustment	24,829	40,198
	$30,233	$44,964
The following is a summary of the changes in accumulated other comprehensive income (loss), net of tax, for the three and nine months ended June 30, 2026:

	Three Months Ended June 30, 2026
(in thousands)	Defined Benefit Pension Plan	Unrealized Gain on Available-for-Sale Security	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$5,404	$—	$38,092	$43,496
Activity during the period
Other comprehensive loss before reclassifications	—	—	(13,263)	(13,263)
Net current-period other comprehensive loss	—	—	(13,263)	(13,263)
Balance at June 30, 2026	$5,404	$—	$24,829	$30,233

	Nine Months Ended June 30, 2026
(in thousands)	Defined Benefit Pension Plan	Unrealized Gain on Available-for-Sale Security	Foreign Currency Translation Adjustment	Total
Balance at beginning of period	$4,470	$296	$40,198	$44,964
Activity during the period
Other comprehensive loss before reclassifications	—	—	(15,369)	(15,369)
Amounts reclassified from accumulated other comprehensive income (loss)	934	(296)	—	638
Net current-period other comprehensive income (loss)	934	(296)	(15,369)	(14,731)
Balance at June 30, 2026	$5,404	$—	$24,829	$30,233

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
Q3 FY26 FORM 10-Q | 20

Performance-based contracts are contracts pursuant to which we are compensated partly based upon our performance against a mutually agreed upon set of predetermined targets. These types of contracts typically have a lower base dayrate, but give us the opportunity to receive additional compensation by meeting or exceeding certain performance targets agreed to by our customers. The variable consideration that we expect to receive is estimated at the most likely amount, and constrained to an amount such that it is probable a significant reversal of revenue previously recognized will not occur based on the performance targets. Total revenue recognized from performance contracts, including performance bonuses, was $311.5 million and $884.8 million, of which $14.7 million and $42.5 million related to performance bonuses recognized upon achievement of performance targets during the three and nine months ended June 30, 2026, respectively. Similarly, total revenue recognized from performance contracts, including performance bonuses, was $309.8 million and $941.4 million, of which $14.1 million and $48.1 million related to performance bonuses recognized upon achievement of performance targets during the three and nine months ended June 30, 2025, respectively.
Contract Costs
As of June 30, 2026 and September 30, 2025, we had capitalized fulfillment costs of $31.2 million and $34.8 million, respectively.
Remaining Performance Obligations
The total aggregate transaction price allocated to the unsatisfied performance obligations related to firm contracts, commonly referred to as backlog, as of June 30, 2026 was approximately $6.1 billion, of which $0.7 billion is expected to be recognized during the remainder of fiscal year 2026, $1.8 billion in fiscal year 2027, and $3.6 billion in fiscal year 2028 and thereafter. The firm backlog amounts do not include anticipated contract renewals or expected performance bonuses as part of its calculation. Additionally, contracts that currently contain month-to-month terms are represented in our backlog as one month of unsatisfied performance obligations. Our contracts are subject to cancellation or modification at the election of the customer. Although we have not been materially adversely affected by contract cancellations or modifications in the past due to the level of capital deployed by our customers on underlying projects, the early termination of a contract or suspension of operations may result in a rig being idle for an extended period of time, which could adversely affect our financial condition, results of operations and cash flows. Some of our revenue agreements contain provisions for optional early termination or suspension without any associated early termination fee and could cause the actual amount of revenue earned to significantly vary from the backlog reported.
Contract Assets and Liabilities
The following tables summarize the balances of our contract assets (net of allowance for estimated credit losses) and liabilities at the dates indicated:

(in thousands)	June 30, 2026	September 30, 2025
Contract assets, net	$10,102	$10,971

(in thousands)	June 30, 2026
Contract liabilities balance at September 30, 2025	$81,213
Payment received/accrued and deferred	73,851
Revenue recognized during the period	(67,494)
Contract liabilities balance at June 30, 2026	$87,570

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
Q3 FY26 FORM 10-Q | 21

Under the two-class method of calculating earnings per share, dividends paid and a portion of undistributed net income, but not losses, are allocated to unvested restricted stock grants that receive dividends, which are considered participating securities.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common shareholders	$75,682	$(162,758)	$(79,633)	$(106,332)

Adjustment for basic earnings (loss) per share
Earnings allocated to unvested shareholders	(1,290)	(345)	(1,377)	(1,104)
Numerator for basic earnings (loss) per share	74,392	(163,103)	(81,010)	(107,436)

Adjustment for diluted earnings (loss) per share
Effect of reallocating undistributed earnings of unvested shareholders	5	—	—	—
Numerator for diluted earnings (loss) per share	$74,397	$(163,103)	$(81,010)	$(107,436)

Denominator:
Denominator for basic earnings per share - weighted-average shares	99,931	99,422	99,783	99,214
Effect of dilutive shares from restricted stock and performance share units	99	—	—	—
Denominator for diluted earnings per share - adjusted weighted-average shares	100,030	99,422	99,783	99,214

Basic earnings (loss) per common share:	$0.74	$(1.64)	$(0.81)	$(1.08)

Diluted earnings (loss) per common share:	$0.74	$(1.64)	$(0.81)	$(1.08)
We reported a net loss for the three months ended June 30, 2025 and the nine months ended June 30, 2026 and 2025. Accordingly, our diluted loss per share calculation was equivalent to our basic loss per share calculation since diluted loss per share excluded any assumed exercise of equity awards. These were excluded because they were deemed to be anti-dilutive, meaning their inclusion would have reduced the reported net loss per share in the applicable period.
The following potentially dilutive average shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Potentially dilutive shares excluded as anti-dilutive	1,361	3,548	1,529	2,852
Weighted-average price per share	$55.10	$48.32	$55.13	$52.02

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
Q3 FY26 FORM 10-Q | 22

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
Fair Value Measurements
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis and indicate the level in the fair value hierarchy in which we classify the fair value measurement as of the dates indicated below:

	June 30, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments:
Money market mutual funds	$5,040	$5,040	$—	$—
Corporate debt securities	21,920	—	21,920	—
Total	26,960	5,040	21,920	—

Long-term Investments:
Recurring fair value measurements:
Equity securities:
Non-qualified supplemental savings plan	19,196	19,196	—	—
Investment in Tamboran	32,663	32,663	—	—
Debt securities:
Geothermal debt securities, net	2,000	—	—	2,000
Other debt securities	250	—	—	250
Total	$54,109	$51,859	$—	$2,250
As of June 30, 2026, our equity security investments in geothermal energy and other equity security investments were $9.1 million and $9.6 million, respectively. These investments are subject to nonrecurring fair value measurement considerations and are carried at cost, less any impairment. Refer to "Nonrecurring Fair Value Measurements" for additional information regarding fair value measurements associated with these investments.

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
As of September 30, 2025, our equity security investments in geothermal energy and other equity security investments were $14.1 million and $6.7 million, respectively. These investments are subject to nonrecurring fair value measurement considerations and are carried at cost, less any impairment. Refer to "Nonrecurring Fair Value Measurements" for additional information regarding the fair value measurements associated with these investments.
Q3 FY26 FORM 10-Q | 23

Recurring Fair Value Measurements
Short-term Investments
Short-term investments primarily include securities classified as trading securities. Both realized and unrealized gains and losses on trading securities are included in Other income (expense) in the Unaudited Condensed Consolidated Statements of Operations. These securities are recorded at fair value. Level 1 inputs include money market mutual funds. For these items, quoted current market prices are readily available. Level 2 inputs include corporate bonds measured using broker quotations that utilize observable market inputs.
During the nine months ended June 30, 2025, we sold our equity securities of 159.7 million shares in ADNOC Drilling and received net proceeds of approximately $193.3 million. During the nine months ended June 30, 2025, we recognized a loss of approximately $12.4 million on our Unaudited Condensed Consolidated Statements of Operations, related to this investment.
Long-term Investments
Equity Securities Our long-term investments include debt and equity securities and assets held in a Non-Qualified Supplemental Savings Plan ("Savings Plan") and are recorded within Investments on our Unaudited Condensed Consolidated Balance Sheets. Our assets that we hold in the Savings Plan are comprised of mutual funds that are measured using Level 1 inputs.
As of June 30, 2026, we owned approximately 1.0 million shares in Tamboran Corp. whose securities are traded on the NYSE and Australian Stock Exchange under the ticker symbol "TBN", representing an ownership interest of approximately 3.6%. We account for this investment under ASC 321 and measure it at fair value, with changes in fair value recognized in earnings. Under the guidance, Topic 820, Fair Value Measurement, this investment is classified as a Level 1 investment based on the quoted stock price which is publicly available. Our investment is classified as a long-term equity investment within Investments on our Unaudited Condensed Consolidated Balance Sheets and measured at fair value with any gains or losses recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2026, we recognized gain (loss) of $(14.3) million and $6.7 million, respectively, compared to a gain (loss) of $(0.8) million and $1.3 million for the corresponding periods in 2025.
Debt Securities During April 2022, the Company made a $33.0 million cornerstone investment in Galileo Holdco 2 Limited Technologies ("Galileo Holdco 2"), part of the group of companies known as Galileo Technologies (“Galileo”) in the form of notes with an option to convert into common shares of the parent of Galileo Holdco 2.
During the fiscal year ended September 30, 2025, we recorded a $29.6 million loss on our investment in Galileo, due to an allowance for credit loss on the convertible note, driven by heightened liquidity constraints and changes in governance, which led management to conclude that the fair value of the investment was not recoverable. As a result, the investment was fully reserved as of September 30, 2025. The loss was recognized through net income (loss) and recorded within Gain (loss) on investment securities on our Consolidated Statements of Operations. During the nine months ended June 30, 2026, we released Galileo from this legal obligation, resulting in the full write-off of the investment.
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
Q3 FY26 FORM 10-Q | 24

The following table reconciles changes in the balance of our equity securities, without readily determinable fair values, including investments that have been marked to fair value on a nonrecurring basis, for the periods presented below:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Assets at beginning of period	$17,547	$45,519	$20,861	$30,090
Purchases	1,201	594	2,239	1,528
Disposals	—	(27,117)	—	(27,117)
Sales	—	—	(124)	—
Transfer in	—	320	—	320
Total gain (loss):
Included in earnings	—	624	(4,228)	15,119
Assets at end of period	$18,748	$19,940	$18,748	$19,940
During the three and nine months ended June 30, 2025, we liquidated one of our geothermal equity investments for $27.1 million.
The aggregate gains and (losses) included in earnings during the nine months ended June 30, 2026, and the three and nine months ended June 30, 2025 were attributable to the changes in fair value of various geothermal equity investments. These gains (losses) are included in Gain (loss) on investment securities on our Unaudited Condensed Consolidated Statements of Operations.
Other Financial Instruments
The carrying amount of cash and cash equivalents and restricted cash approximates fair value due to the short-term nature of these items. The majority of cash equivalents are invested in highly liquid money-market mutual funds invested primarily in direct or indirect obligations of the U.S. Government and in federally insured deposit accounts. The carrying value of accounts receivable, other current and noncurrent assets, accounts payable, accrued liabilities and other liabilities approximated fair value at June 30, 2026 and September 30, 2025.
The fair values of the long-term fixed-rate debt are based on broker quotes at June 30, 2026 and September 30, 2025. The unsecured senior notes and unsecured term loan agreement are classified within Level 2 of the fair value hierarchy as they are not actively traded in markets. The secured term agreements are classified as nonpublic debt, meaning their value was directly negotiated between the involved parties and is not observable in the market. As a result, they are categorized as Level 3. Since this debt is nonpublic, the carrying value and the fair value of the loans are identical.
The following information presents the supplemental fair value information for our long-term fixed-rate debt, net at June 30, 2026 and September 30, 2025:

	Carrying Value at June 30, 2026	Fair Value at June 30, 2026 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$348,446	$—	$349,793	$—
2029 Notes	347,158	—	350,315	—
2031 Notes	546,787	—	494,197	—
2034 Notes	543,629	—	539,391	—

Secured term loan credit agreements:
2023 Oman Facility	32,970	—	—	32,970
2024 Oman Facility	36,267	—	—	36,267

Total long-term debt, net of current portion	$1,855,257	$—	$1,733,696	$69,237
Q3 FY26 FORM 10-Q | 25

	Carrying Value at September 30, 2025	Fair Value at September 30, 2025 Using Inputs Considered as:
(in thousands)		Level 1	Level 2	Level 3
Unsecured senior notes:
2027 Notes	$347,675	$—	$352,261	$—
2029 Notes	346,602	—	348,688	—
2031 Notes	546,336	—	486,343	—
2034 Notes	543,197	—	538,417	—

Unsecured term loan credit agreement:
2027 Term Loan	199,020	—	201,292	—

Secured term loan credit agreements:
2023 Oman Facility	35,465	—	—	35,465
2024 Oman Facility	38,789	—	—	38,789

Total long-term debt, net of current portion	$2,057,084	$—	$1,927,001	$74,254

NOTE 11 COMMITMENTS AND CONTINGENCIES
Purchase Commitments
Equipment, parts, and supplies are ordered in advance to promote efficient construction and capital improvement progress. At June 30, 2026, we had outstanding purchase commitments for equipment, parts and supplies of approximately $180.4 million.
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
Q3 FY26 FORM 10-Q | 26

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
•Restructuring charges
but excludes gain on involuntary conversion, gain on reimbursement of drilling equipment, other gain (loss) on sale of assets, corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction and integration costs, corporate asset impairment charges, and corporate restructuring charges.
General and administrative costs are allocated to the segments based primarily on specific identification and, to the extent that such identification is not practical, other methods may be used which we believe to be a reasonable reflection of the utilization of services provided.
Q3 FY26 FORM 10-Q | 27

Summarized financial information of our reportable segments for the three and nine months ended June 30, 2026 and 2025 is shown in the following tables:

	Three Months Ended June 30, 2026
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$562,565	$249,907	$174,409	$986,881
Intersegment revenues	337	210	—	547
Total revenues	562,902	250,117	174,409	987,428

Reconciliation of revenues:
All other revenues				69,765
Elimination of intersegment revenues				(22,337)
Total consolidated revenues				1,034,856

Less[1]:
Direct operating expenses	321,686	219,064	145,191	685,941
Depreciation & amortization	83,214	74,547	11,023	168,784
Research and development	6,015	—	—	6,015
Selling, general and administrative costs	11,282	9,097	1,337	21,716
Acquisition transaction and integration costs	—	186	—	186
Asset impairment charge	—	1,153	—	1,153
Restructuring charges	393	498	58	949
Segment operating income (loss)	140,312	(54,428)	16,800	102,684

Reconciliation of segment operating income (loss):
All other operating income				1,344
Elimination of intersegment income				1,528
Segment operating income				105,556
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
Q3 FY26 FORM 10-Q | 28

	Nine Months Ended June 30, 2026
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$1,643,150	$697,222	$534,069	$2,874,441
Intersegment revenues	935	5,504	—	6,439
Total revenues	1,644,085	702,726	534,069	2,880,880

Reconciliation of revenues:
All other revenues				176,278
Elimination of intersegment revenues				(72,914)
Total consolidated revenues				2,984,244

Less[1]:
Direct operating expenses	948,857	631,463	446,966	2,027,286
Depreciation & amortization	250,413	231,925	31,705	514,043
Research and development	19,538	—	—	19,538
Selling, general and administrative costs	38,705	17,491	5,035	61,231
Acquisition transaction and integration costs	—	1,820	925	2,745
Asset impairment charge	97,922	27,254	2,128	127,304
Restructuring charges	795	2,118	58	2,971
Segment operating income (loss)	287,855	(209,345)	47,252	125,762

Reconciliation of segment operating income (loss):
All other operating loss				(7,276)
Elimination of intersegment loss				(1,774)
Segment operating income				116,712
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.

	Three Months Ended June 30, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$591,976	$265,099	$161,777	$1,018,852
Intersegment revenues	238	704	—	942
Total revenues	592,214	265,803	161,777	1,019,794

Reconciliation of revenues:
All other revenues				42,898
Elimination of intersegment revenues				(21,768)
Total consolidated revenues				1,040,924

Less[1]:
Direct operating expenses	326,042	231,695	139,004	696,741
Depreciation & amortization	88,078	66,734	12,681	167,493
Research and development	7,617	—	—	7,617
Selling, general and administrative costs	10,972	5,014	1,294	17,280
Acquisition transaction and integration costs	7	141	—	148
Asset impairment charge	—	128,352	—	128,352
Restructuring charges	1,849	380	29	2,258
Segment operating income (loss)	157,649	(166,513)	8,769	(95)

Reconciliation of segment operating income (loss):
All other operating loss				(70,004)
Elimination of intersegment income				6,114
Segment operating loss				(63,985)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
Q3 FY26 FORM 10-Q | 29

	Nine Months Ended June 30, 2025
(in thousands)	North America Solutions	International Solutions	Offshore Solutions	Total
Revenues from external customers	$1,789,350	$560,319	$340,067	$2,689,736
Intersegment revenues	703	873	—	1,576
Total revenues	1,790,053	561,192	340,067	2,691,312

Reconciliation of revenues:
All other revenues				107,704
Elimination of intersegment revenues				(64,751)
Total consolidated revenues				2,734,265

Less[1]:
Direct operating expenses	992,462	507,106	284,569	1,784,137
Depreciation & amortization	263,565	128,715	22,438	414,718
Research and development	26,560	—	—	26,560
Selling, general and administrative costs	42,266	12,268	3,322	57,856
Acquisition transaction and integration costs	41	351	60	452
Asset impairment charge	1,507	128,352	—	129,859
Restructuring charges	1,849	380	29	2,258
Segment operating income (loss)	461,803	(215,980)	29,649	275,472

Reconciliation of segment operating income (loss):
All other operating loss				(70,605)
Elimination of intersegment loss				(2,247)
Segment operating income				202,620
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
The following table reconciles segment operating income per the tables above to income (loss) before income taxes as reported on the Unaudited Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Segment operating income (loss)	$105,556	$(63,985)	$116,712	$202,620
Gain on involuntary conversion	13,581	—	13,581	—
Gain on reimbursement of drilling equipment	6,036	6,773	18,099	26,149
Other gain (loss) on sale of assets	120,044	(1,347)	119,423	(2,136)
Corporate selling, general and administrative costs, corporate depreciation, corporate acquisition transaction and integration costs, corporate asset impairment charges, and corporate restructuring charges	(57,006)	(69,710)	(176,435)	(221,853)
Operating income (loss)	188,211	(128,269)	91,380	4,780
Other income (expense)
Interest and dividend income	2,280	2,856	7,193	31,854
Interest expense	(24,439)	(29,200)	(75,860)	(79,836)
Gain (loss) on investment securities	(16,007)	(337)	(687)	14,084
Foreign currency exchange gain (loss)	1,885	(9,216)	4,864	(16,137)
Other	(1,411)	31,258	(6,664)	33,214
Total other income (expense)	(37,692)	(4,639)	(71,154)	(16,821)
Income (loss) before income taxes	$150,519	$(132,908)	$20,226	$(12,041)
Q3 FY26 FORM 10-Q | 30

The following table reconciles segment total assets to total assets as reported on the Unaudited Condensed Consolidated Balance Sheets:

(in thousands)	June 30, 2026	September 30, 2025
Total assets[1]
North America Solutions	$2,751,463	$2,957,139
International Solutions	2,313,972	2,426,613
Offshore Solutions	690,754	714,708
Other	307,406	360,037
	6,063,595	6,458,497
Investments and corporate operations	223,179	247,241
	$6,286,774	$6,705,738
(1)Assets by segment exclude investments in subsidiaries and intersegment activity.
The following table presents revenues from external customers by country based on the location of service provided:

	Three Months Ended June 30,		Nine months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating revenues
United States	$592,664	$659,364	$1,738,869	$1,876,295
Norway	90,058	82,854	264,771	161,159
Saudi Arabia	74,258	103,752	206,140	201,673
Oman	65,611	45,089	196,475	114,709
Azerbaijan	44,758	38,922	143,390	81,681
Argentina	50,240	39,634	121,767	119,245
Other foreign	117,267	71,309	312,832	179,503
Total	$1,034,856	$1,040,924	$2,984,244	$2,734,265
The following table presents property, plant and equipment by country based on the location of service provided:

(in thousands)	June 30, 2026	September 30, 2025
Property, plant and equipment, net
United States	$2,240,325	$2,503,045
Saudi Arabia	895,012	971,440
Oman	389,332	445,706
Other Foreign	340,663	392,883
Total	$3,865,332	$4,313,074
Q3 FY26 FORM 10-Q | 31

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
Q3 FY26 FORM 10-Q | 32

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

Executive Summary
H&P through its operating subsidiaries provides performance-driven drilling solutions and technologies that are intended to make hydrocarbon recovery safer and more economical for oil and gas exploration and production companies. As of June 30, 2026, our drilling rig fleet included a total of 333 drilling rigs. Our reportable operating business segments consist of the North America Solutions segment with 202 rigs, the International Solutions segment with 127 rigs, and the Offshore Solutions segment with four offshore platform rigs as of June 30, 2026. Although the Offshore Solutions segment has a fleet of platform rigs, the majority of its revenues are derived from asset-light management contracts. At the close of the third quarter of fiscal year 2026, we had 216 active contracted rigs compared to 208 contracted rigs at September 30, 2025. Our long-term strategy remains focused on innovation, technology, safety, operational excellence, and reliability. As we move forward, we believe that our rig fleet, technology offerings, financial strength, contract backlog and strong customer and employee base position us very well to respond to continued cyclical and often times volatile market conditions and to take advantage of future opportunities.

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
Q3 FY26 FORM 10-Q | 33

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
During the nine months ended June 30, 2026, we received notifications to resume operations on multiple rigs in Saudi Arabia, with reactivations initially scheduled for the first half of calendar year 2026. As of June 30, we've reactivated four additional rigs and drilling commenced on a fifth rig in early July. These reactivations increased our operated rig count in Saudi Arabia to 22 active rigs, and we currently expect ot maintain that level of activity for the remainder of fiscal year 2026.

Recent Developments
Assets Held-for-Sale
In October 2025, we committed to a plan to scrap certain rigs and related assets across our operating segments as part of our fleet rationalization strategy. As a result, these assets were reclassified as held-for-sale and, where applicable, written down to fair value less cost to sell. This resulted in non-cash impairment charges of $97.9 million and $2.1 million in the North America Solutions and Offshore Solutions segments, respectively during the nine months ended June 30, 2026.
Additionally, in March 2026, we identified an international drilling rig within our International Solutions segment that met the asset held-for-sale criteria and was therefore written down to fair value less cost to sell. This resulted in a non-cash impairment charge of $23.3 million during the nine months ended June 30, 2026. During the nine months ended June 30, 2026, we recognized a non-cash impairment charge of $2.8 million to write down assets previously classified as held‑for‑sale to their estimated fair value less costs to sell. In June 2026, we identified two international drilling rigs that met the held-for-sale criteria, one of which was written down to fair value less cost to sell, resulting in a non-cash impairment charge of $1.2 million in our International Solutions segment during the three and nine months ended June 30, 2026.
Sale of Utica Square Property
During the three months ended June 30, 2026, we completed the sale of Utica Square, a shopping center comprising approximately 371,000 leasable square feet located in Tulsa, Oklahoma, and included within our "Other" operations, receiving net proceeds of approximately $127.7 million. After considering the property's net book value and selling costs, the transaction resulted in a $114.8 million gain during the three and nine months ended June 30, 2026. The gain on sale is recorded in Other (gain) loss on sale of assets within our Unaudited Condensed Consolidated Statements of Operations.
Repayment of Term Loan
During the three and nine months ended June 30, 2026, the Company repaid $140.0 million and $200.0 million of the outstanding balance on the Term Loan Credit Agreement, respectively. As a result of the repayments, no amounts remain outstanding under the Term Loan Credit Agreement.

Contract Backlog
As of June 30, 2026 and September 30, 2025, our total contract drilling backlog, being the expected future dayrate revenue from executed contracts, was $9.1 billion and $7.0 billion, respectively. The increase was primarily due to an extension of two offshore operations and maintenance contracts, consisting of (i) a five-year contract extension with multiple renewal options and (ii) a separate four-year contract extension with multiple renewal options. Approximately 28.2 percent of the June 30, 2026 total backlog is reasonably expected to be fulfilled through fiscal year 2027, as a majority of our contracts are long term.
Q3 FY26 FORM 10-Q | 34

The following table sets forth the total backlog by reportable segment as of June 30, 2026 and September 30, 2025:

(in billions)	June 30, 2026	September 30, 2025
Firm contracts[1]:
North America Solutions	$0.8	$0.5
International Solutions	3.9	3.4
Offshore Solutions	1.4	0.9
	6.1	4.8
Optional contract extension periods:
International Solutions[2]	0.8	0.7
Offshore Solutions	2.2	1.5
	3.0	2.2
Total backlog	$9.1	$7.0
(1)These amounts do not include anticipated contract renewals or expected performance bonuses.
(2)Included in the International Solutions reportable segment's backlog balance at June 30, 2026 is $0.6 billion of expected revenue from certain contracts in Saudi Arabia that have been temporarily suspended and are expected to gradually resume operations. The information presented in the table above reflects the fact that we expect these contracts to be extended for a period of time at least equal to the expected suspension period.
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

Results of Operations for the Three Months Ended June 30, 2026 and 2025
Consolidated Results of Operations
Net Income (Loss) Attributable to Helmerich & Payne Inc. We recorded income of $75.7 million ($0.74 diluted share) for the three months ended June 30, 2026 compared to a loss of $162.8 million ($(1.64) diluted share) for the three months ended June 30, 2025.
Operating Revenue Consolidated operating revenues were $1.0 billion during the three months ended June 30, 2026 and 2025.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $684.9 million and $704.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily driven by lower activity levels in our North America Solutions and International Solutions segments, partially offset by higher activity levels in our Offshore Solutions segment.
Other Operating Expenses Other operating expenses were $44.5 million and $31.1 million for the three months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by a $16.2 million increase in materials and supplies expenses within our manufacturing and engineering operations.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $181.0 million during the three months ended June 30, 2026 compared to $179.5 million during the three months ended June 30, 2025. The increase was primarily driven by depreciation associated with assets placed into service over the last twelve months partially offset by a reduction in depreciable asset balances associated with the reclassification of assets to held‑for‑sale during the first quarter of fiscal year 2026 within our North America Solutions and International Solutions segments. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $65.8 million during the three months ended June 30, 2026 compared to $65.5 million during the three months ended June 30, 2025.
Q3 FY26 FORM 10-Q | 35

Asset Impairment Charges During the three months ended June 30, 2026, we recorded a non-cash impairment charge of $1.2 million primarily related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment. During the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $173.3 million associated with our International Solutions and BENTEC™ reporting units.
Gain on Involuntary Conversion During the three months ended June 30, 2026, we recorded a gain of $13.6 million related to the involuntary conversion of one of our super-spec rigs in the North America Solutions segment. For additional information regarding the involuntary conversion, refer to Note 3—Property, Plant and Equipment.
Other Gain (Loss) on Sale of Assets Other gain (loss) on sale of assets was $120.0 million and $(1.3) million for the three months ended June 30, 2026 and 2025, respectively. The gain recognized in the three months ended June 30, 2026 consisted primarily of a $114.8 million gain on the sale of Utica Square. For additional information regarding the sale of Utica Square, refer to Note 3—Property, Plant and Equipment.
Interest Expense Interest expenses was $24.4 million and $29.2 million for the three months ended June 30, 2026 and 2025, respectively. The decrease was mainly attributable to lower debt balances due to the repayment of our unsecured term loan agreement. For additional information regarding our debt agreements, refer to Note 5—Debt.
Loss on Investment Securities During the three months ended June 30, 2026, we recognized an aggregate loss of $16.0 million on investment securities. The aggregate loss primarily consisted of a $14.3 million loss on our investment in Tamboran due to changes in the fair value of the investment. During the three months ended June 30, 2025, we recognized a loss of $0.3 million on investment securities.
Income Taxes For the three months ended June 30, 2026, we recorded income tax expense of $72.4 million (which includes a discrete tax benefit of $3.9 million primarily related to return provision adjustments) compared to income tax expense of $29.0 million (which includes a discrete tax expense of $1.3 million primarily related to return to provision adjustments, a decrease to the deferred state income tax rate and certain foreign taxes) for the three months ended June 30, 2025. Our statutory federal income tax rate for fiscal year 2026 and 2025 is 21.0 percent (before incremental state and foreign taxes).
Q3 FY26 FORM 10-Q | 36

North America Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$562,902	$592,214	(4.9)%
Direct operating expenses	321,686	326,042	(1.3)
Depreciation and amortization	83,214	88,078	(5.5)
Research and development	6,015	7,617	(21.0)
Selling, general and administrative expense	11,282	10,972	2.8
Acquisition transaction and integration costs	—	7	(100.0)
Restructuring charges	393	1,849	(78.7)
Segment operating income	$140,312	$157,649	(11.0)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$241,216	$266,172	(9.4)
Revenue days[3]	12,921	13,400	(3.6)
Average active rigs[4]	142	147	(3.4)
Number of active rigs at the end of period[5]	147	141	4.3
Number of available rigs at the end of period	202	224	(9.8)
Reimbursements of "out-of-pocket" expenses	$68,280	$73,268	(6.8)
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
Operating Revenues Operating revenues were $562.9 million and $592.2 million in the three months ended June 30, 2026 and 2025, respectively. The decrease in operating revenues was primarily due to lower activity levels and per revenue day pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $321.7 million during the three months ended June 30, 2026 as compared to $326.0 million during the three months ended June 30, 2025. This decrease was primarily due to lower activity levels as discussed above.
Depreciation and Amortization Expense Depreciation expense decreased to $83.2 million during the three months ended June 30, 2026 compared to $88.1 million during the three months ended June 30, 2025. The decrease was primarily driven by a reduction in depreciable asset balances associated with the reclassification of assets to held‑for‑sale during the first quarter of fiscal year 2026. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment.
Q3 FY26 FORM 10-Q | 37

International Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$250,117	$265,803	(5.9)%
Direct operating expenses	219,064	231,695	(5.5)
Depreciation and amortization	74,547	66,734	11.7
Selling, general and administrative expense	9,097	5,014	81.4
Acquisition transaction and integration costs	186	141	31.9
Asset impairment charges	1,153	128,352	(99.1)
Restructuring charges	498	380	31.1
Segment operating loss	$(54,428)	$(166,513)	67.3

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$31,053	$34,108	(9.0)
Revenue days[3]	5,950	6,573	(9.5)
Average active rigs[4]	65	72	(9.7)
Number of active rigs at the end of period[5]	66	69	(4.3)
Number of available rigs at the end of period	127	137	(7.3)
Reimbursements of "out-of-pocket" expenses	$11,985	$10,736	11.6
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
Operating Revenues Operating revenues were $250.1 million and $265.8 million in the three months ended June 30, 2026 and 2025, respectively. The $15.7 million decrease in operating revenues was primarily driven by lower activity levels, partially offset by higher per revenue day pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $219.1 million during the three months ended June 30, 2026 as compared to $231.7 million during the three months ended June 30, 2025. The decrease was primarily driven by lower activity levels, partially offset by an increase in materials and supplies expense.
Depreciation and Amortization Expense Depreciation expense increased to $74.5 million during the three months ended June 30, 2026 compared to $66.7 million during the three months ended June 30, 2025. The increase was primarily driven by depreciation associated with assets placed into service over the last twelve months offset by a decrease in depreciation due to changes in fleet composition.
Selling, General and Administrative Expense Selling, general and administrative expenses increased to $9.1 million during the three months ended June 30, 2026 compared to $5.0 million during the three months ended June 30, 2025. The increase was primarily driven by a $4.8 million increase in labor and labor-related expenses.
Asset Impairment Charges During the three months ended June 30, 2026, we recorded a non-cash impairment charge of $1.2 million primarily related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment. During the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $128.4 million associated with our International Solutions reporting unit.
Q3 FY26 FORM 10-Q | 38

Offshore Solutions

	Three Months Ended June 30,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$174,409	$161,777	7.8%
Direct operating expenses	145,191	139,004	4.5
Depreciation and amortization	11,023	12,681	(13.1)
Selling, general and administrative expense	1,337	1,294	3.3
Restructuring charges	58	29	100.0
Segment operating income	$16,800	$8,769	91.6

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$29,218	$22,773	28.3
Revenue days[3]	273	273	—
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	4	7	(42.9)
Reimbursements of "out-of-pocket" expenses	$28,312	$23,043	22.9
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
Operating Revenues Operating revenues were $174.4 million and $161.8 million during the three months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by increased activity associated with our management contracts.
Direct Operating Expenses Direct operating expenses increased to $145.2 million during the three months ended June 30, 2026 as compared to $139.0 million during the three months ended June 30, 2025. The increase was primarily driven by increased activity levels as described above.
Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Three Months Ended June 30,
(in thousands)	2026	2025	% Change
Operating revenues	$69,765	$42,898	62.6%
Direct operating expenses	64,063	63,000	1.7
Depreciation and amortization	1,842	2,010	(8.4)
Research and development	—	212	(100.0)
Selling, general and administrative expense	2,516	2,383	5.6
Asset impairment charges	—	44,907	(100.0)
Restructuring charges	—	390	(100.0)
Operating income (loss)	$1,344	$(70,004)	101.9
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $69.8 million and $42.9 million during the three months ended June 30, 2026 and 2025, respectively, consisted of $17.3 million and $16.3 million in intercompany premium revenues recorded by the Captives, respectively. These revenues were eliminated upon consolidation. During the three months ended June 30, 2026 and 2025, operating revenues also consisted of $52.5 million and $23.7 million from BENTEC's manufacturing and engineering operations, respectively, of which, $4.4 million and $4.5 million are related to intercompany revenues that were eliminated upon consolidation, respectively.
Q3 FY26 FORM 10-Q | 39

Direct Operating Expenses Direct operating expenses of $64.1 million and $63.0 million during the three months ended June 30, 2026 and 2025, respectively, consisted of $(3.7) million and $29.3 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $12.6 million and $10.1 million, respectively, and medical stop loss expenses of $4.8 million and $4.4 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the three months ended June 30, 2026, direct operating expenses also consisted of $48.0 million from BENTEC's manufacturing and engineering operations, of which $4.4 million is related to intercompany expenses that were eliminated in consolidation. During the three months ended June 30, 2025, direct operating expenses consisted of $20.6 million from BENTEC's manufacturing and engineering operations.
Asset Impairment Charges During the three months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $44.9 million associated with our BENTEC™ reporting unit.

Results of Operations for the Nine Months Ended June 30, 2026 and 2025
It is important to note that results presented for the nine months ended June 30, 2025 reflect a full 273 days of H&P operations and 166 days of KCA Deutag operations, as the Acquisition was completed on January 16, 2025.
Consolidated Results of Operations
Net Loss Attributable to Helmerich & Payne Inc. We recorded a loss of $79.6 million ($(0.81) diluted share) for the nine months ended June 30, 2026 compared to a loss of $106.3 million ($(1.08) diluted share) for the nine months ended June 30, 2025.
Operating Revenue During the nine months ended June 30, 2026 and 2025, consolidated operating revenues were $3.0 billion and $2.7 billion, respectively. The increase was primarily driven by completion of the Acquisition, resulting in an additional $367.3 million of revenue during the nine months ended June 30, 2026. The increase was partially offset by lower activity levels in the North America Solutions segment.
Direct Operating Expenses, Excluding Depreciation and Amortization Direct operating expenses were $2.0 billion and $1.8 billion for the nine months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by completion of the Acquisition, resulting in an additional $316.7 million of direct operating expenses during the nine months ended June 30, 2026. The increase was partially offset by lower activity levels in the North America Solutions segment.
Other Operating Expenses Other operating expenses were $100.5 million and $35.7 million for the nine months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by completion of the Acquisition, resulting in an additional $65.9 million of costs associated with BENTEC™ manufacturing and engineering operations during the nine months ended June 30, 2026.
Depreciation and Amortization Expense Depreciation and amortization expense increased to $543.6 million during the nine months ended June 30, 2026 compared to $436.2 million during the nine months ended June 30, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $106.8 million of depreciation and amortization expense during the nine months ended June 30, 2026.
Selling, General and Administrative Expense Selling, general and administrative expenses decreased to $207.4 million during the nine months ended June 30, 2026 compared to $209.4 million during the nine months ended June 30, 2025. The decrease was primarily driven by overall cost reductions, partially offset by higher selling, general and administrative expenses within our operating segments, including the impact of expanded operations following the completion of the Acquisition.
Asset Impairment Charges During the nine months ended June 30, 2026, we recorded a non-cash impairment charge of $130.3 million primarily related to certain assets that were reclassified as held‑for‑sale within our North America Solutions, International Solutions, and Offshore Solutions segments. The reclassifications required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment. During the nine months ended June 30, 2025, we recorded asset impairment charges of $175.1 million primarily driven by a non-cash goodwill impairment charge of $173.3 million associated with our International Solutions and BENTEC™ reporting units.
Gain on Involuntary Conversion During the nine months ended June 30, 2026, we recorded a gain of $13.6 million related to the involuntary conversion of one of our super-spec rigs in the North America Solutions segment. For additional information regarding the involuntary conversion, refer to Note 3—Property, Plant and Equipment.
Other Gain (Loss) on Sale of Assets Other gain (loss) on sale of assets was $119.4 million and $(2.1) million for the nine months ended June 30, 2026 and 2025, respectively. The gain recognized in the nine months ended June 30, 2026 consisted primarily of a $114.8 million gain on the sale of Utica Square. For additional information regarding the sale of Utica Square, refer to Note 3—Property, Plant and Equipment.
Q3 FY26 FORM 10-Q | 40

Interest Expense Interest expenses was $75.9 million and $79.8 million for the nine months ended June 30, 2026 and 2025, respectively. The decrease was mainly attributable to lower debt balances due to the repayment of our unsecured term loan agreement. For additional information regarding our debt agreements, refer to Note 5—Debt.
Gain (Loss) on Investment Securities During the nine months ended June 30, 2026, we recognized an aggregate loss of $0.7 million on investment securities. The aggregate loss primarily consisted of a $5.0 million loss on a geothermal equity security and a $1.2 million loss on other equity securities, each resulting from changes in fair value, and a $1.2 million loss associated with a blue-chip swap transaction. The aggregate loss was partially offset by a $6.7 million gain on our investment in Tamboran due to a change in the fair value of the investment. During the nine months ended June 30, 2025, we recognized an aggregate gain of $14.1 million on investment securities. The aggregate gain consisted of $15.0 million, $10.2 million, and $1.3 million of gains on various geothermal investments, our investment in Galileo, and our investment in Tamboran, respectively, due to changes in the fair value of the investments. The gain was partially offset by a $12.4 million loss on our sale of equity investments in ADNOC Drilling.
Income Taxes For the nine months ended June 30, 2026, we recorded income tax expense of $92.9 million (which includes a discrete tax expense of $0.9 million primarily related to equity compensation, return to provision adjustments, and unrecognized tax benefits) compared to income tax expense of $92.1 million (which includes a discrete tax expense of $2.1 million related to equity compensation, return to provision adjustments, a decrease to the deferred state income tax rate and certain foreign taxes) for the nine months ended June 30, 2025. Our statutory federal income tax rate for fiscal year 2026 and 2025 is 21.0 percent (before incremental state and foreign taxes).
North America Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$1,644,085	$1,790,053	(8.2)%
Direct operating expenses	948,857	992,462	(4.4)
Depreciation and amortization	250,413	263,565	(5.0)
Research and development	19,538	26,560	(26.4)
Selling, general and administrative expense	38,705	42,266	(8.4)
Acquisition transaction and integration costs	—	41	(100.0)
Asset impairment charges	97,922	1,507	6,397.8
Restructuring charges	795	1,849	(57.0)
Segment operating income	$287,855	$461,803	(37.7)

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$695,228	$797,591	(12.8)
Revenue days[3]	38,255	40,523	(5.6)
Average active rigs[4]	140	148	(5.4)
Number of active rigs at the end of period[5]	147	141	4.3
Number of available rigs at the end of period	202	224	(9.8)
Reimbursements of "out-of-pocket" expenses	$201,478	$219,302	(8.1)
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
Operating Revenues Operating revenues were $1.6 billion and $1.8 billion during the nine months ended June 30, 2026 and 2025, respectively. The decrease in operating revenues was primarily due to lower activity levels and per revenue day pricing levels.
Direct Operating Expenses Direct operating expenses decreased to $948.9 million during the nine months ended June 30, 2026 as compared to $992.5 million during the nine months ended June 30, 2025. This decrease was primarily due to lower activity levels as discussed above.
Q3 FY26 FORM 10-Q | 41

Depreciation and Amortization Expense Depreciation expense decreased to $250.4 million during the nine months ended June 30, 2026 compared to $263.6 million during the nine months ended June 30, 2025. The decrease was primarily driven by a reduction in depreciable asset balances associated with the reclassification of assets to held‑for‑sale during the first quarter of fiscal year 2026. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment.
Asset Impairment Charges During the nine months ended June 30, 2026, we recorded a non-cash impairment charge of $97.9 million primarily related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment.
International Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$702,726	$561,192	25.2%
Direct operating expenses	631,463	507,106	24.5
Depreciation and amortization	231,925	128,715	80.2
Selling, general and administrative expense	17,491	12,268	42.6
Acquisition transaction and integration costs	1,820	351	418.5
Asset impairment charges	27,254	128,352	(78.8)
Restructuring charges	2,118	380	457.4
Segment operating loss	$(209,345)	$(215,980)	3.1

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$71,263	$54,086	31.8
Revenue days[3]	16,886	14,460	16.8
Average active rigs[4]	62	53	17.0
Number of active rigs at the end of period[5]	66	69	(4.3)
Number of available rigs at the end of period	127	137	(7.3)
Reimbursements of "out-of-pocket" expenses	$36,538	$21,325	71.3
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
Operating Revenues Operating revenues were $702.7 million and $561.2 million during the nine months ended June 30, 2026 and 2025, respectively. The $141.5 million increase in operating revenues was primarily due to higher revenues from our Middle East and Latin America operations of $117.4 million and $19.8 million, respectively, reflecting increased operational scale and activity following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $631.5 million during the nine months ended June 30, 2026 as compared to $507.1 million during the nine months ended June 30, 2025. The increase in operating expenses was primarily due to higher operating expenses from our Middle East and Latin America operations of $76.4 million and $25.5 million, respectively, reflecting increased operational scale and activity following the Acquisition.
Depreciation and Amortization Expense Depreciation expense increased to $231.9 million during the nine months ended June 30, 2026 compared to $128.7 million during the nine months ended June 30, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $96.1 million in depreciation and amortization expense.
Asset Impairment Charges During the nine months ended June 30, 2026, we recorded a non-cash impairment charge of $27.3 million primarily related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment. During the nine months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $128.4 million associated with our International Solutions reporting unit.
Q3 FY26 FORM 10-Q | 42

Offshore Solutions

	Nine Months Ended June 30,
(in thousands, except operating statistics)	2026	2025	% Change
Operating revenues	$534,069	$340,067	57.0%
Direct operating expenses	446,966	284,569	57.1
Depreciation and amortization	31,705	22,438	41.3
Selling, general and administrative expense	5,035	3,322	51.6
Acquisition transaction and integration costs	925	60	1,441.7
Asset impairment charges	2,128	—	—
Restructuring charges	58	29	100.0
Segment operating income	$47,252	$29,649	59.4

Financial Data and Other Operating Statistics[1]:
Direct margin (Non-GAAP)[2]	$87,103	$55,498	56.9
Revenue days[3]	819	819	—
Average active rigs[4]	3	3	—
Number of active rigs at the end of period[5]	3	3	—
Number of available rigs at the end of period	4	7	(42.9)
Reimbursements of "out-of-pocket" expenses	$95,551	$57,204	67.0
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
Operating Revenues Operating revenues were $534.1 million and $340.1 million in the nine months ended June 30, 2026 and 2025, respectively. The $194.0 million increase in operating revenues was primarily driven by an additional $181.8 million in revenue generated from expanded operations following the Acquisition.
Direct Operating Expenses Direct operating expenses increased to $447.0 million during the nine months ended June 30, 2026 as compared to $284.6 million during the nine months ended June 30, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $156.9 million in direct operating expenses during the nine months ended June 30, 2026.
Depreciation and Amortization Expense Depreciation expense increased to $31.7 million during the nine months ended June 30, 2026 compared to $22.4 million during the nine months ended June 30, 2025. The increase was primarily driven by completion of the Acquisition, resulting in an additional $11.0 million of depreciation and amortization expense during the nine months ended June 30, 2026.
Asset Impairment Charges During the nine months ended June 30, 2026, we recorded a non-cash impairment charge of $2.1 million related to certain assets that were reclassified as held‑for‑sale. The reclassification required us to adjust the assets to their fair value, which corresponded to their scrap value, resulting in the impairment. For additional information regarding our held-for-sale assets, refer to Note 3—Property, Plant and Equipment.
Q3 FY26 FORM 10-Q | 43

Other Operations
Results of our other operations, excluding corporate selling, general and administrative costs, and corporate depreciation, are as follows:

	Nine Months Ended June 30,
(in thousands)	2026	2025	% Change
Operating revenues	$176,278	$107,704	63.7%
Direct operating expenses	164,387	123,825	32.8
Depreciation and amortization	5,641	3,943	43.1
Research and development	309	212	45.8
Selling, general and administrative expense	9,602	5,011	91.6
Acquisition transaction and integration costs	306	21	1,357.1
Asset impairment charges	3,036	44,907	(93.2)
Restructuring charges	273	390	(30.0)
Operating loss	$(7,276)	$(70,605)	89.7
Operating Revenues We continue to use our Captive insurance companies to insure the deductibles for our domestic workers’ compensation, general liability, automobile liability claims programs, and medical stop-loss program and to insure the deductibles from the Company's international casualty and rig property programs. Operating revenues of $176.3 million and $107.7 million during the nine months ended June 30, 2026 and 2025, respectively, consisted of $55.2 million and $50.8 million in intercompany premium revenues recorded by the Captives, respectively. These revenues were eliminated upon consolidation. During the nine months ended June 30, 2026 and 2025, operating revenues also consisted of $115.8 million and $48.3 million from BENTEC's manufacturing and engineering operations, respectively, of which, $11.2 million and $12.4 million are related to intercompany revenues that were eliminated upon consolidation, respectively.
Direct Operating Expenses Direct operating expenses of $164.4 million and $123.8 million during the nine months ended June 30, 2026 and 2025, respectively, consisted of $(1.6) million and $43.5 million, respectively, in adjustments to accruals for estimated losses allocated to the Captives, rig and casualty insurance premiums of $35.9 million and $31.8 million, respectively, and medical stop loss expenses of $11.5 million and $14.8 million, respectively. The change to accruals for estimated losses was primarily due to actuarial valuation adjustments by our third-party actuary. During the nine months ended June 30, 2026, direct operating expenses also consisted of $108.6 million from BENTEC's manufacturing and engineering operations, of which $11.2 million is related to intercompany expenses that were eliminated in consolidation. During the nine months ended June 30, 2025, direct operating expenses consisted of $32.8 million from BENTEC's manufacturing and engineering operations.
Asset Impairment Charges During the nine months ended June 30, 2026, we recorded a non-cash impairment charge of $3.0 million associated with previously capitalized in-process research and development expenses that were determined to have no alternative future use. During the nine months ended June 30, 2025, we recorded a non-cash goodwill impairment charge of $44.9 million associated with our BENTEC™ reporting unit.

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
Q3 FY26 FORM 10-Q | 44

In the future, we may redeem, purchase, exchange or otherwise acquire certain of our outstanding debt through redemptions, exchanges for other debt, in open market purchases, privately negotiated transactions or otherwise. Such calls, repurchases, exchanges or redemptions, if any, may be material and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
Net working capital (defined as current assets less current liabilities) was $770.0 million and $650.6 million as of June 30, 2026 and September 30, 2025, respectively.
As of June 30, 2026, we had cash and cash equivalents of $204.4 million and short-term investments of $27.0 million. Our cash flows for the nine months ended June 30, 2026, and 2025 are presented below:

	Nine Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in):
Operating activities	$372,678	$336,000
Investing activities	(44,257)	(1,872,510)
Financing activities	(302,620)	220,654
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,393)	14,322
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,408	$(1,301,534)
Operating Activities
Cash flows provided by operating activities were $372.7 million and $336.0 million for the nine months ended June 30, 2026 and 2025, respectively. The change in cash provided by operating activities is primarily attributable to increased activity resulting from the completion of the Acquisition. Net cash outflows related to the change in working capital was $76.5 million and $101.9 million for the nine months ended June 30, 2026 and 2025, respectively.
Investing Activities
Capital Expenditures Our capital expenditures during the nine months ended June 30, 2026 were $200.2 million compared to $362.2 million during the nine months ended June 30, 2025. The decrease in capital expenditures is driven by lower equipment overhauls and certain long-term projects.
Net Purchases and Sales of Short-Term Investments Our net purchases of short-term investments during the nine months ended June 30, 2026 were $7.1 million compared to net sales of $261.4 million during the nine months ended June 30, 2025. The activity during the nine months ended June 30, 2025 is primarily driven by $193.3 million of net proceeds received from the liquidation of shares in ADNOC Drilling and our ongoing liquidity management.
Net Purchases and Sales of Long-Term Investments Our purchases of long-term investments during the nine months ended June 30, 2026 were $2.2 million compared to net sales of $29.9 million during the nine months ended June 30, 2025. The activity during the nine months ended June 30, 2025 is primarily driven by $27.1 million and $4.9 million of proceeds received from the liquidation of one of our equity security investments and one of our debt security investments, respectively.
Payment for the Acquisition of Business, Net of Cash Received During the nine months ended June 30, 2025, H&P completed the Acquisition by paying approximately $2.0 billion in cash. This included acquiring $196.7 million in cash and cash equivalents, resulting in a net cash payment of $1.8 billion.
Sale of Assets Our proceeds from asset sales during the nine months ended June 30, 2026 were $35.8 million compared to proceeds of $34.9 million during the nine months ended June 30, 2025.
Proceeds from Sale of Real Estate Assets During the nine months ended June 30, 2026 we completed the sale of Utica Square, which resulted in net proceeds of approximately $127.7 million. For additional information regarding the sale of Utica Square, refer to Note 3—Property, Plant and Equipment.
Q3 FY26 FORM 10-Q | 45

Financing Activities
Dividends We paid cash dividends of $0.75 per share during the nine months ended June 30, 2026 and 2025. Total dividends paid were $76.1 million and $75.5 million during the nine months ended June 30, 2026 and 2025, respectively.
Debt Issuance Proceeds On January 16, 2025, we received $400.0 million of proceeds from the Term Loan Credit Agreement. During the nine months ended June 30, 2025, the Company received the final draw down of $1.4 million on the 2024 Oman facility. The receipt of funds from the 2024 Oman facility is reflected in Other within cash flows from financing activities of the Unaudited Condensed Consolidated Statements of Cash Flows. For additional information regarding debt issuance, refer to Note 5—Debt.
Debt Payments During the nine months ended June 30, 2026, the Company repaid $200.0 million of the outstanding balance on the Term Loan Credit Agreement compared to $73.0 million repaid during the nine months ended June 30, 2025. Additionally, during the nine months ended June 30, 2026, the Company repaid an aggregate of $5.1 million under its 2024 and 2023 Oman facilities compared to an aggregate of $3.4 million repaid during the nine months ended June 30, 2025. The repayments for the Oman facilities are reflected in Other within cash flows from financing activities of the Unaudited Condensed Consolidated Statements of Cash Flows. For additional information regarding debt issuance and repayment, refer to Note 5—Debt.
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
Term Loan Credit Agreement
On August 14, 2024, the Company entered into an unsecured term loan credit agreement (the "Term Loan Credit Agreement"), among the Company, Morgan Stanley Senior Funding, Inc. (“MSSF”) as administrative agent, and the other lenders party thereto. On the Closing Date, the Company drew an aggregate principal amount of $400.0 million under the Term Loan Credit Agreement for purposes of financing the Acquisition. The Term Loan Credit Agreement matures at the two-year anniversary of the funding of the term loan unless earlier terminated pursuant to the terms of the Term Loan Credit Agreement. On January 16, 2025, H&P completed the Acquisition, and the Company used the proceeds from the Term Loan Credit Agreement, together with the net proceeds from the Notes, and cash on hand, to finance the purchase price for the Acquisition, to repay or redeem certain of KCA Deutag's outstanding indebtedness, and to pay related fees and expenses. During the three and nine months ended June 30, 2026, the Company repaid $140.0 million and $200.0 million of the outstanding balance on the Term Loan Credit Agreement, respectively. As a result of the repayments, no amounts remain outstanding under the Term Loan Credit Agreement.
Q3 FY26 FORM 10-Q | 46

The benchmark rate was the Secured Overnight Financing Rate ("SOFR"). We could elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate was the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate was a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also paid a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees were determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranged from 1.0 percent to 1.625 percent per annum and zero to 0.625 percent per annum, respectively. Commitment fees for both rates ranged from 0.10 percent to 0.250 percent per annum. The weighted average variable interest rate on all amounts outstanding under the Term Loan Credit Agreement was 5.143 percent and 5.329 percent for the three and nine months ended June 30, 2026, respectively.
2024 Oman Facility
The 2024 Oman Facility provides for term loan borrowings of $45.5 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. These secured bank loans are wholly denominated in Omani rial. The original principal value of these borrowings in Omani rial was OMR 17.6 million. The commitments under the 2024 Oman Facility mature December 31, 2034.
During the fiscal year ended September 30, 2025, our 2024 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2024 Oman Facility plus 1.75 percent. During the three and nine months ended June 30, 2026, the Company repaid $0.9 million and $2.6 million of the outstanding balance on the facility, respectively. Of the $40.5 million borrowings outstanding at June 30, 2026, a total of $3.4 million is payable within one year.
There is an annual financial covenant in the 2024 Oman Facility that requires KCAD Energy to maintain a debt service coverage ratio of at least 1.20:1.00. The 2024 Oman Facility and related agreements contain additional terms, conditions, restrictions and covenants that we believe are usual and customary in secured debt arrangements for companies of similar size and credit quality.
2023 Oman Facility
The 2023 Oman Facility provides for term loan borrowings of $45.6 million, which was originally fully drawn, but subsequently reduced by quarterly debt repayments. These secured bank loans are wholly denominated in Omani rial. The original principal value of these borrowings in Omani rial was OMR 17.6 million. The commitments under the 2023 Oman Facility mature December 31, 2033.
During the fiscal year ended September 30, 2025, our 2023 Oman Facility was amended to bear interest payable quarterly at a fixed rate of 6.00 percent per annum for two years and thereafter, at a rate that is the higher of (x) 5.00 percent and (y) the reference rate specified in the 2023 Oman Facility plus 1.75 percent. During the three and nine months ended June 30, 2026, the Company repaid $0.9 million and $2.6 million of the outstanding balance on the facility, respectively. Of the $37.2 million borrowings outstanding at June 30, 2026, a total of $3.4 million is payable within one year.
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
Q3 FY26 FORM 10-Q | 47

The proceeds of the loans made under the Amended Credit Facility may be used by the Company for (i) working capital and other general corporate purposes, (ii) for the payment of fees and expenses related to the entering into of the Amended Credit Facility and the other credit documents and (iii) for the refinancing of the extensions of credit under the Existing Credit Agreement.
The benchmark rate is the SOFR. We can elect to borrow at either an adjusted SOFR rate or an adjusted base rate, plus an applicable margin. The adjusted SOFR rate is the forward-looking term rate based on SOFR for the applicable tenor of one, three, or six months, plus 0.10 percent per annum. The adjusted base rate is a fluctuating rate per annum equal to the highest of (i) the administrative agent's prime rate, (ii) the federal funds effective rate plus 0.50 percent, or (iii) the one-month adjusted SOFR rate plus 1.0 percent. We also pay a commitment fee on the unused balance of the facility. Borrowing spreads as well as commitment fees are determined based on the debt rating for senior unsecured debt of the Company, as determined by Moody’s and Standard & Poor’s. The applicable margin for SOFR borrowings and adjusted base rate borrowings ranges from 0.875 percent to 1.500 percent per annum and zero to 0.50 percent per annum, respectively. Commitment fees for both rates range from 0.075 percent to 0.200 percent per annum. Based on the unsecured debt rating of the Company on June 30, 2026, the spread over SOFR would have been 1.250 percent had borrowings been outstanding under the Amended Credit Facility and commitment fees would have been 0.150 percent. There is a financial covenant in the Amended Credit Facility that requires us to maintain a total funded debt to total capitalization ratio of less than or equal to 55.0 percent. The Amended Credit Facility contains additional terms, conditions, restrictions and covenants that we believe are usual and customary in unsecured debt arrangements for companies of similar size and credit quality, including a limitation that priority debt (as defined in the credit agreement) may not exceed 17.5 percent of the net worth of the Company. As of June 30, 2026, there were no borrowings or letters of credit outstanding, leaving $950.0 million available to borrow under the Amended Credit Facility.
As of June 30, 2026, we had $420.0 million in uncommitted bilateral credit facilities, for the purpose of obtaining the issuance of international letters of credit, bank guarantees, and performance bonds. Of the $420.0 million, $264.7 million was outstanding as of June 30, 2026.
The applicable agreements for all unsecured debt contain additional terms, conditions and restrictions that we believe are usual and customary in unsecured debt arrangements for companies that are similar in size and credit quality.
At June 30, 2026, we were in compliance with all debt covenants.
Future Cash Requirements
Our operating cash requirements, scheduled debt repayments, interest payments, any declared dividends, and estimated capital expenditures for fiscal year 2026 are expected to be funded through current cash and cash to be provided from operating activities. However, there can be no assurance that we will continue to generate cash flows at current levels. If needed, we may decide to obtain additional funding from our $950.0 million Amended Credit Facility. Our indebtedness under our unsecured senior notes totaled $1.8 billion at June 30, 2026 and comprised of the following maturities: $350.0 million due December 2027, $350.0 million due December 2029, $550.0 million due September 2031, and $550.0 million due December 2034. Our indebtedness under our secured term loan credit agreements totaled $77.7 million at June 30, 2026, of which $6.9 million is due within one year, and the remaining balance is required to be paid on a quarterly basis through the respective maturity dates of December 2033 and December 2034. This debt was allocated specifically to finance rig construction activities in Oman.
As of June 30, 2026, we had a $592.4 million deferred tax liability on our Unaudited Condensed Consolidated Balance Sheets, primarily related to temporary differences between the financial and income tax basis of property, plant and equipment. Our capital expenditures over the last several years have been subject to accelerated depreciation methods (including bonus depreciation) available under the Internal Revenue Code of 1986, as amended, enabling us to defer a portion of cash tax payments to future years. Future levels of capital expenditures and results of operations will determine the timing and amount of future cash tax payments. We expect to be able to meet any such obligations utilizing cash and investments on hand, as well as cash generated from ongoing operations. As of June 30, 2026, we have recorded unrecognized tax benefits and related interest and penalties of approximately $19.3 million.

Material Commitments
Material commitments as reported in our 2025 Annual Report on Form 10-K have not changed significantly as of June 30, 2026, other than those disclosed in Note 5—Debt and Note 11—Commitments and Contingencies to the Unaudited Condensed Consolidated Financial Statements.

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
Q3 FY26 FORM 10-Q | 48

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

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
(in thousands)	2026	2025	2026	2025
NORTH AMERICA SOLUTIONS
Segment operating income	$140,312	$157,649	$287,855	$461,803
Add back:
Depreciation and amortization	83,214	88,078	250,413	263,565
Research and development	6,015	7,617	19,538	26,560
Selling, general and administrative expense	11,282	10,972	38,705	42,266
Acquisition transaction and integration costs	—	7	—	41
Asset impairment charges	—	—	97,922	1,507
Restructuring charges	393	1,849	795	1,849
Direct margin (Non-GAAP)	$241,216	$266,172	$695,228	$797,591

INTERNATIONAL SOLUTIONS
Segment operating loss	$(54,428)	$(166,513)	$(209,345)	$(215,980)
Add back:
Depreciation and amortization	74,547	66,734	231,925	128,715
Selling, general and administrative expense	9,097	5,014	17,491	12,268
Acquisition transaction and integration costs	186	141	1,820	351
Asset impairment charges	1,153	128,352	27,254	128,352
Restructuring charges	498	380	2,118	380
Direct margin (Non-GAAP)	$31,053	$34,108	$71,263	$54,086

OFFSHORE SOLUTIONS
Segment operating income	$16,800	$8,769	$47,252	$29,649
Add back:
Depreciation and amortization	11,023	12,681	31,705	22,438
Selling, general and administrative expense	1,337	1,294	5,035	3,322
Acquisition transaction and integration costs	—	—	925	60
Asset impairment charges	—	—	2,128	—
Restructuring charges	58	29	58	29
Direct margin (Non-GAAP)	$29,218	$22,773	$87,103	$55,498
Q3 FY26 FORM 10-Q | 49

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
•Note 10—Fair Value Measurement of Financial Instruments to the Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I hereof with regard to equity price risk which is incorporated herein by reference; and
•“Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2025 Annual Report on Form 10-K filed with the SEC on November 21, 2025.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, and as a result of the material weakness identified in internal control over financial reporting described in Part II, Item 9A of our 2025 Annual Report on Form 10-K being inapplicable in the current period, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2026 at ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Q3 FY26 FORM 10-Q | 50

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
101
Financial statements from the quarterly report on Form 10-Q of Helmerich & Payne, Inc. for the quarter ended June 30, 2026, filed on August 6, 2026, formatted in Inline eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
Q3 FY26 FORM 10-Q | 51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HELMERICH & PAYNE, INC.
(Registrant)

Date:	August 6, 2026	By:	/S/ RAYMOND JOHN ADAMS III
Raymond John Adams III Director, President and Chief Executive Officer

Date:	August 6, 2026	By:	/S/ TODD N. SCRUGGS
Todd N. Scruggs Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Q3 FY26 FORM 10-Q | 52